Form 10-Q
period 1996-04-28
SPORTMART INC
filed 1996-06-12
CIK 890572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                For the Quarterly Period Ended:  April 28, 1996

                        Commission File Number: 0-20672



                                SPORTMART, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                               36-2702213
- ------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




                 1400 South Wolf Road, Wheeling, Illinois 60090
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (847) 520-0100



     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                    Yes   X          No
                         ---           ---

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                    Yes  X           No
                        ---            ---


     As of June 4, 1996, there were 5,148,833.5 shares of Voting Common Stock, par value $.01, and 7,686,304.5 shares of Class A Common Stock, par value $.01, of the registrant outstanding.

                                SPORTMART, INC.

                     QUARTERLY PERIOD ENDED APRIL 28, 1996

                                     INDEX


                                                                                        PAGE(S)
PART I - FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets as of April 28, 1996 and January 28, 1996 ..     1

                Consolidated Statements of Operations for the thirteen weeks
                ended April 28, 1996 and April 30, 1995 ................................     2

                Consolidated Statements of Stockholders' Equity
                for the thirteen weeks ended April 28, 1996 and
                the fifty-two weeks ended January 28, 1996 .............................     3

                Consolidated Statements of Cash Flows for the thirteen weeks
                ended April 28, 1996 and April 30, 1995 ................................     4

                Notes to Consolidated Financial Statements .............................   5-7

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................................  8-11

PART II - OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K .......................................    12

SIGNATURES      ........................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                        SPORTMART, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 28, 1996 AND JANUARY 28, 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                       ASSETS                                            APRIL 28,            JANUARY 28,
                                                                           1996                  1996
                                                                          ------               -------
                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                                $ 6,352               $4,017
  Due from related parties                                                   1,207                1,348
  Merchandise inventories                                                  186,929              174,952
  Prepaid expenses and other assets                                         10,287               16,442
  Advertising co-op receivable                                               5,822                5,547
  Assets held pending sale and leaseback                                     2,931                2,883
  Deferred income taxes                                                      4,347                4,347
                                                                          --------             --------
           Total current assets                                            217,875              209,536
Property and equipment, net                                                 75,251               72,040
Other assets                                                                 3,841                3,745
Deferred income taxes                                                        2,195                2,178
                                                                          --------             --------
                                                                          $299,162             $287,499
                                                                          ========             ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                            $33,115              $18,213
  Current portion of long-term debt and capitalized lease obligations        5,832                7,221
  Accounts payable                                                          76,103               67,297
  Accrued expenses:
    Salaries and wages                                                       3,403                3,297
    Taxes other than income                                                  6,449                6,912
    Advertising                                                              2,805                7,959
    Other                                                                   13,458               18,314
                                                                          --------             --------
     Total current liabilities                                             141,165              129,213
Long-term bank notes payable                                                30,191               30,000
Long-term debt, net of current portion                                      18,800               18,800
Capitalized lease obligations, net of current portion                        3,895                4,008
Other long-term liabilities                                                  4,951                4,682
                                                                          --------             --------
                                                                           199,002              186,703
                                                                          --------             --------
Commitments and contingencies                                                   -                    -


Stockholders' equity:
  Preferred stock; $.01 par value;
       5,000,000 shares authorized; none issued                                 -                    -
  Voting common stock; $.01 par value; 50,000,000 shares authorized;
       5,148,833 shares issued and outstanding on April 28, 1996
      and January 28, 1996                                                      52                   52
  Class A common stock, non-voting; $.01 par value, 50,000,000 shares authorized; 7,686,304 and 7,625,538 shares issued and
       outstanding on April 28, 1996 and January 28, 1996, respectively         76                   76
  Additional paid-in capital                                                79,810               79,637
  Cumulative translation adjustment                                             56                  (12)
  Retained earnings                                                         20,166               21,043
                                                                          --------             --------
           Total stockholders' equity                                      100,160              100,796
                                                                          --------             --------
                                                                          $299,162             $287,499
                                                                          ========             ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                         SPORTMART, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                      THIRTEEN WEEKS ENDED
                                                                                    ----------------------

                                                                                     APRIL 28,   APRIL 30,
                                                                                      1996        1995
                                                                                   ----------  ----------
                                                                                               (restated)

       Net sales                                                                   $116,209    $103,193
       Cost of sales, including buying, distribution
             and occupancy                                                           90,590      81,167
                                                                                   --------    --------
       Gross profit                                                                  25,619      22,026
       Operating expenses:
          Mart                                                                       20,270      18,934
          General and administrative                                                  4,634       3,771
          Mart pre-opening                                                              117          84
                                                                                   --------    --------
       Operating income (loss)                                                          598        (763)
                                                                                   --------    --------
       Other income (expense):
        Interest expense, net                                                        (1,966)     (1,150)
        Other (expense) income                                                         (152)        163
                                                                                   --------    --------
                                                                                     (2,118)       (987)
                                                                                   --------    --------
       Loss from continuing operations before income taxes                           (1,520)     (1,750)
       Income tax benefits                                                             (643)       (765)
                                                                                 ----------  ----------
       Loss from continuing operations                                                 (877)       (985)
       Loss from discontinued operations, (net of income tax benefit of
          $106 in 1995)                                                                  -         (158)
                                                                                 ----------  ----------

       Net loss                                                                       $(877)    $(1,143)
                                                                                 ==========  ==========

       Net loss per share from continuing operations                                  $(.07)      $(.08)
       Net loss per share from discontinued operations                                   -         (.01)
                                                                                 ----------  ----------
       Net loss per share                                                             $(.07)      $(.09)
                                                                                 ==========  ==========
       Weighted average number of
             common shares outstanding                                           12,800,028  12,782,838
                                                                                 ==========  ==========






                  The accompanying notes are an integral part of these consolidated financial statements.

                         SPORTMART, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                              VOTING                CLASS A
                                           COMMON STOCK           COMMON STOCK     ADDITIONAL  CUMULATIVE                 TOTAL
                                      -----------------------  ------------------   PAID-IN    TRANSLATION  RETAINED  STOCKHOLDERS'
                                       SHARES        AMOUNT     SHARES    AMOUNT    CAPITAL    ADJUSTMENT   EARNINGS     EQUITY
                                      --------     ---------  ---------  -------  ----------  -----------  --------  -------------
Balances, January 29, 1995            5,125,537    $ 52       7,625,538  $  76       $79,431      -            $27,488    $107,047

Issuance of 23,296 common
      shares under stock
      purchase plan                      23,296      -               -      -            206      -                -           206

Cumulative translation adjustment           -        -               -      -             -     $(12)              -           (12)

Net loss                                    -        -               -      -             -       -             (6,445)     (6,445)
                                       --------    ----        ---------  ----       -------    ----           -------    --------

Balances, January 28, 1996            5,148,833      52        7,625,538    76        79,637     (12)           21,043     100,796

Issuance of 60,766 of Class A
     common shares under
     stock purchase plan                    -        -            60,766    -            173      -                 -          173

Cumulative translation adjustment           -        -               -      -             -       68                -           68

Net loss                                    -        -               -      -             -       -               (877)       (877)
                                      ---------    ----        ---------  ----       -------    ----           -------    --------

Balances, April 28,
  1996 (unaudited)                    5,148,833    $ 52        7,686,304  $ 76       $79,810    $ 56           $20,166    $100,160
                                     ==========    ====        =========  ====       =======    ====           =======    ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                         SPORTMART, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                            THIRTEEN WEEKS ENDED
                                                                                           ----------------------
                                                                                           APRIL 28,     APRIL 30,
                                                                                             1996          1995
                                                                                           ---------    ---------
                                                                                                         (restated)
Cash flows from operating activities:
  Net loss from continuing operations                                                          $(877)       $(985)
  Loss from discontinued operations                                                              -           (158)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                             2,681        1,851
     Gain on disposition of capital lease                                                        -           (322)
     Other adjustment                                                                             68           61
     Deferred income tax provision                                                               (17)          -
     Net (increase) decrease in assets:
            Merchandise inventories                                                          (11,977)     (26,144)
            Prepaid expenses and other assets                                                  6,155          691
            Advertising co-op receivable                                                        (275)       1,722
            Other assets-noncurrent                                                              (96)        (325)
     Net increase (decrease) in liabilities:
            Accounts payable                                                                   8,806       31,489
            Accrued expenses                                                                 (10,367)        (465)
            Other long-term liabilities                                                          269          393
                                                                                            --------     --------
            Net cash (used in) provided by operating activities                               (5,630)       7,808
                                                                                            --------     --------

Cash flows from investing activities:
  Purchase of property and equipment                                                          (5,892)      (3,707)
  Purchase of assets held pending sale and leaseback                                             (48)        (315)
  Advances to related parties                                                                   (217)         (53)
  Repayment of advances to related parties                                                       358           -
                                                                                            --------     --------
             Net cash used in investing activities                                            (5,799)      (4,075)
                                                                                            --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                         173          206
  Principal payments under capital lease obligations and long-term debt                       (1,502)      (1,517)
  Advances on lines of credit                                                                 58,900       30,600
  Repayment on lines of credit                                                               (43,807)     (30,000)
                                                                                            --------     --------
            Net cash provided by (used in) financing activities                               13,764         (711)
                                                                                            --------     --------

Net increase in cash and cash equivalents                                                      2,335        3,022
Cash and cash equivalents at beginning of period                                               4,017        3,165
                                                                                            --------     --------
Cash and cash equivalents at end of period                                                    $6,352       $6,187
                                                                                            ========     ========




                  The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTMART, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -------

1.   DESCRIPTION OF BUSINESS

     Sportmart, Inc. (the "Company") operates in one business segment which is the retail sporting goods business. As of June 4, 1996, the Company had 71 superstores ("marts") located in the United States and Canada.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts of Sportmart, Inc. and Sportdepot Stores Inc., its wholly-owned subsidiary.
     Sportmart Canada, Inc. was incorporated in April 1994 and the first mart in Canada opened in March 1995. In addition Sportdepot Stores Inc. was incorporated in January 1995 as a wholly-owned subsidiary of Sportmart Canada, Inc. In October 1995, Sportmart Canada, Inc. was amalgamated into Sportdepot Stores Inc. All significant intercompany transactions and balances have been eliminated.

     Principles of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of Sportmart, Inc. as of April 28, 1996 and January 28, 1996, and the consolidated results of its operations and its cash flows for the thirteen week periods ended April 28, 1996 and April 30, 1995. Because of the seasonal nature of the business, results for interim periods are not indicative of a full year's operations.

     These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended January 28, 1996 included in the Company's Form 10-K as filed on April 29, 1996 with the Securities and Exchange Commission.

     Net Loss Per Share

     Net loss per share from continuing operations, net loss per share from discontinued operations and net loss per share for the thirteen weeks ended April 28, 1996 are based on 12,800,028 weighted average common shares outstanding.

     Net loss per share from continuing operations, net loss per share from discontinued operations and net loss per share for the thirteen weeks ended April 30, 1995 are based on 12,782,838 weighted average common and common equivalent shares outstanding. The 12,782,838 shares outstanding includes 12,764,534 weighted average shares outstanding and 18,304 weighted average incremental shares resulting from the treasury stock method of accounting for stock options.

3.   FOREIGN CURRENCY TRANSLATION

     The consolidated financial statements and transactions of the Company's Canadian subsidiary are maintained in their functional currency (Canadian dollars) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Foreign currency balance sheet accounts are translated into United States dollars at the rate of exchange in effect at the end of the period. Income and expenses are translated at the average rates of exchange in effect during the year. Translation adjustments have been accumulated in a separate component of stockholders' equity. Such adjustments do not affect cash flow and are unrealized. During the course of operating in Canada, the Company enters into transactions in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses relating to these transactions which arise as a result of changes in currency exchange rates are recognized in income as incurred. The gains and losses on these transactions for the thirteen weeks of fiscal 1996 were not material. As of April 28, 1996, the Company had outstanding approximately $7.9 million in forward exchange contracts with various settlement dates prior to August 1, 1996.

4.   NON-RECURRING CHARGE

     During the fourth quarter of fiscal 1995, the Company recorded a pre-tax charge of $5.7 million associated with non-recurring charges. Approximately 79% of the charge was related to costs associated with the closing of a mart in Chicago, Illinois (River North) and a clearance mart in Wheeling, Illinois. The River North location was closed as of the end of fiscal 1995 and the Wheeling mart was closed in May of fiscal 1996. Included in the original charge of store closings was severance, lease buy-out costs, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. The remainder of the non-recurring charge at the end of fiscal 1995 was primarily due to severance for one individual at the corporate location and mart reorganization severance. As of April 28, 1996, the reserve is approximately $4.1 million due to the payout of the lease costs, severance payments and write-off of inventory costs. The Company believes the original estimates for these non-recurring costs continue to appear reasonable.

5.   DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1995, the Company announced its strategic decision to discontinue the operations of its No Contest Division. The No Contest division is accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying income statements. Net sales, operation costs and expenses, other income and expense, and income taxes for fiscal year 1995 have been reclassified for amounts associated with the discontinued units. A reserve was established for the estimated costs of disposal of the business segment of $2.9 million ($1.7 million after tax). The reserve included estimated lease buy-out costs for approximately one year of occupancy costs per location, severance payments, inventory write-down costs, unamortized portions of nonrecoverable capital improvements as well as other miscellaneous exit costs. As of April 30, 1996, the reserve is approximately $1.3 million due to the payout of the lease costs, severance payments and write-off of inventory costs. The Company believes the original estimates for total costs to dispose of the business segment continue to appear reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales and the number of marts open at the end of each period:




                                                          THIRTEEN WEEKS ENDED
                                                        ----------------------
                                                        April 28,   April 30,
                                                          1996        1995
                                                        --------    --------
      Income statement data:
       Net sales                                          100.0 %     100.0 %
       Cost of sales, including buying,
          distribution and occupancy                       78.0        78.7
                                                        --------    --------
       Gross profit                                        22.0        21.3
       Operating expenses:
          Mart expenses                                    17.4        18.3
          General and administrative expenses               4.0         3.6
          Mart pre-opening expenses                          .1          .1
                                                        --------    --------
       Operating income (loss)                               .5         (.7)
       Interest expense, net                               (1.7)       (1.1)
       Other (expense) income, net                          (.1)         .1
                                                        --------    --------
       Loss from continuing operations before
          income taxes                                     (1.3)       (1.7)


     Income tax benefits                                    (.6)        (.7)
                                                        --------    --------
     Loss from continuing operations                        (.7)%      (1.0)%
                                                        ========    ========

     Number of marts at  end of period                        70         57



THIRTEEN WEEKS ENDED APRIL 29, 1996 COMPARED TO THIRTEEN WEEKS ENDED APRIL 30, 1995

Net sales from continuing operations increased from $103.2 million in the thirteen weeks ended April 30, 1995 to $116.2 million in the thirteen weeks ended April 28, 1996, a 12.6% increase. The net sales increase in the thirteen weeks ended April 28, 1996 was primarily attributable to the inclusion of operating results for the net of thirteen new marts opened (fifteen new marts less two closed marts) since April 30, 1995. However, the sales volumes in the nine Canadian locations opened during fiscal 1995 were less than those typically realized for new marts opened in the United States and less than the Company's expectations. The Company has recently created a merchandising position, stationed in Canada, to assist the merchandising decision-making process in the United States for Canada in order to better address the differences between the U.S. and Canadian consumer preferences.

Net sales in comparable marts decreased 1.9%  during the quarter ended April
28, 1996. Management believes that comparable mart sales were modestly impacted by cannibalization from new marts which overlapped the customer base of existing marts as a result of the Company's strategy to dominate certain markets. Additionally, comparable mart sales were adversely affected by increased competition and cooler weather in the Midwest than experienced in the prior year. Several personnel and organizational changes were made during fiscal 1995 to address the Company's comparable mart sales performance. These include new senior executives in merchandising, store operations and inventory management and a new organizational structure of the buying staff.

Gross profit after buying, distribution and occupancy costs increased $3.6 million during the period ended April 28, 1996 to $25.6 million, a 16.4% increase, due primarily to a higher level of sales. Gross profit as a percentage of net sales increased .7% primarily due to a lower merchandise costs of sales resulting from fewer markdowns due to continued emphasis on controlling inventory levels.

Mart expenses increased from $18.9 million in the period ended April 30, 1995 to $20.3 million in the period ended April 28, 1996, a 7.4% increase. This increase was primarily due to the inclusion of operating expenses in the thirteen weeks ended April 28, 1996 for the new marts opened since April 30, 1995. As a percentage of net sales, mart expenses decreased from 18.3% in the period ended April 30, 1995 to 17.4% in the period ended April 28, 1996 due primarily to decreases in advertising and insurance expenses as well as improved efficiencies in overall regional expense categories.

General and administrative expenses increased from $3.8 million in the thirteen weeks ended April 30, 1995 to $4.6 million in the thirteen weeks ended April 28, 1996, a 21.1% increase. This increase was due primarily to additional computer equipment depreciation and lease costs and additional personnel related costs for employees added during fiscal 1995. As a percentage of net sales, general and administrative expenses increased from 3.6% in the period ended April 30, 1995 to 4.0% in the period ended April 28, 1996 due to the additional expenditures discussed above and the comparable mart sales declines.

Operating income increased from an operating loss of $763,000 for the thirteen weeks ended April 30, 1995 to an operating profit of $598,000 for the thirteen weeks ended April 28, 1996. Operating income also increased as a percentage of sales from (.7)% to .5% in the thirteen weeks ended April 28, 1996 primarily due to the improved gross margin rate and the decrease in direct mart expenses.

Net interest expense as a percentage of net sales increased from 1.1% to 1.7% due to higher average borrowings and increased interest rates over the prior year. Total borrowings were higher than the previous year primarily due to the capital expenditures related to the opening of new marts since May, 1995.
Other expense increased as a percentage of net sales from (.1)% to .1% for the thirteen weeks ended April 28, 1996 due to decreased commission income, increased miscellaneous charges and the recognition of the Company's portion of the loss in its joint venture in Israel for the first quarter.

For the periods ended April 28, 1996 and April 30, 1995, the statements of income reflect a provision for federal, state and provincial income taxes based on the Company's expected annual tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of April 28, 1996, the Company had working capital of $76.7 million as compared to $80.3 million as of January 28, 1996. Net cash used in operating activities was $5.6 million for the thirteen weeks ended April 28, 1996, versus $7.8 million provided by operations for the thirteen weeks ended April 30, 1995. The primary difference between the $5.6 million net cash used in operations during the thirteen weeks ended April 28, 1996 and the $7.8 million provided by operations in the prior year is related to changes in merchandise inventories and accounts payable. The $12.0 million increase in merchandise inventories from January 28, 1996 to April 28, 1996 is less than the $26.1 million increase during the same period in the prior year due to the Company's efforts to reduce average per mart inventory levels. In addition, the $8.8 million increase in accounts payable from January 28, 1996 to April 28, 1996 is less than the $31.5 million increase during the same period in the prior year due primarily to the impact of the Company's efforts, beginning in the thirteen weeks ended April 30, 1995, to improve payment terms with vendors. Net cash used during the thirteen weeks ended April 28, 1996 also reflects a $10.4 million decrease in accrued expenses from January 28, 1996 primarily related to reductions in amounts accrued for advertising, fixed assets and the reserve for store closings.

Net cash used in investing activities increased from $4.1 million in fiscal 1995 to $5.8 million in fiscal 1996. The net cash used in investing activities in both fiscal years was primarily the result of $5.9 million in capital expenditures made in fiscal 1996 and $3.7 million in capital expenditures during fiscal 1995.

Net cash provided by financing activities for the first thirteen weeks of fiscal 1996 of $13.8 million was primarily due to $15.1 million net advances on the lines of credit partially offset by a $1.4 million payment on the Xerox loan. The net cash used in financing activities in fiscal 1995 was primarily due to a $1.4 million payment on the Xerox loan partially offset by $600,000 net advances on the line of credit.

As of June 4, 1996, the Company has available revolving lines of credit of $125.0 million with a syndicate of banks in the United States and Canada. These revolving lines of credit expire on August 16, 1998, and fund both seasonal and general capital requirements. As of June 4, 1996, approximately $73.0 million was outstanding under these revolving lines of credit.

In addition, the Company has an unsecured loan of $4.2 million from Allstate Life Insurance Company as successor in interest to Xerox Financial Services Life Insurance Company. Principal payments of $1.4 million are required on January 30th of each year. As of June 4, 1996, the Company also has a unsecured loan of $16.0 million from Allstate Life Insurance Company. Annual principal payments of $4.0 million are required on May 15th of each year.

The Company's primary on-going cash requirements relate to planned new store expansion including inventory, capital expenditures and pre-opening costs, and to the improvement of existing operations. The Company anticipates investing approximately $4.6 million in capital expenditures related to opening four to six new marts in fiscal 1996 (including the four marts which recently opened in Wisconsin and Vancouver). As of April 28, 1996, the Company has invested approximately $3.8 million in capital expenditures related to these new mart openings. In addition, the Company plans to invest, during fiscal 1996, approximately $4.9 million in the renovation of existing marts and distribution centers and approximately $2.8 million to upgrade its management information systems. The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flow from operations, bank borrowings, normal trade credit agreements, the long-term debt as discussed above and the continued use of lease financing.

FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

Derivative financial instruments are utilized by the Company to reduce interest rate and foreign currency exchange risks. The Company does not use derivatives for speculative trading purposes.

In March 1995, the Company entered into an interest rate swap agreement, a form of derivative, with a major financial institution. This agreement became effective in August 1995 and expires in August 1998. This agreement effectively converts $10.0 million of its floating rate bank debt (based on LIBOR plus a fee determined by financial performance) to a fixed rate of 7.54% (plus the same fee) and requires settlement on a quarterly basis. The difference in interest between the fixed rate and effective LIBOR interest rate is recognized as an adjustment to interest expense in the period incurred.

During the course of operating in Canada, the Company enters into forward exchange contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses arising from these forward exchange contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of April 28, 1996, the Company had approximately $7.9 million of open forward exchange contracts with various settlement dates prior to August 1, 1996.

SEASONALITY AND INFLATION

The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes. For fiscal years 1995 and 1994, the second and fourth fiscal quarters combined accounted for approximately 58% and 57%, respectively, of the Company's fiscal year net sales. The loss before taxes was significantly impacted in the fourth quarter of fiscal 1995 by the charges which resulted primarily from closing the No Contest operations and two Sportmart locations, however, typically, the second and fourth quarters account for substantially all of the Company's income before taxes. In contrast, the Company has consistently experienced net losses in the third quarter and it anticipates that such trend may continue through fiscal 1996. Inventory levels, which gradually increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen weeks ended April 28, 1996.

In addition to the four new marts the Company has opened in fiscal 1996 (as of June 4, 1996), the Company may open up to two more marts during the remainder of the fiscal year. Accordingly, because the Company charges noncapital expenditures incurred prior to the opening of a new mart to expense ratably from the date the mart is opened through the end of the corresponding fiscal year (approximately $230,000 per new mart), the Company's results of operations in the third and fourth quarter of fiscal 1996 may be disproportionately affected by pre-opening expenses.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

        ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                         A.      EXHIBITS.
                                 Exhibit 11 - Statement regarding computation
                                              of loss per share.
                                 Exhibit 27 - Financial Data Schedule


                         B.      REPORTS ON FORM 8-K.
                                 None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPORTMART, INC.

Date:   6/11/96                         By: /s/ ANDREW S. HOCHBERG
                                            -----------------------------
                                            Andrew S. Hochberg, President
                                            (Principal Executive Officer)


Date:   6/11/96                         By:  /S/  THOMAS T. HENDRICKSON
                                             ----------------------------
                                             Thomas T. Hendrickson, Senior
                                             Vice President and Chief
                                             Financial Officer