Form 10-Q
period 1996-07-28
SPORTMART INC
filed 1996-09-11
CIK 890572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: July 28, 1996

                        Commission File Number: 0-20672



                                SPORTMART, INC.
             (Exact name of registrant as specified in its charter)




                     Delaware                    36-2702213
             -------------------------------  --------------------
             (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)    Identification No.)


                 1400 South Wolf Road, Wheeling, Illinois 60090
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (847) 520-0100



     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

     Yes   X                                      No
         -----                                       -----

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

     Yes   X                                      No
         -----                                       -----

     As of September 4, 1996, there were 5,148,833.5 shares of Voting Common Stock, par value $.01, and 7,686,304.5 shares of Class A Common Stock, par value $.01, of the registrant outstanding.

                               SPORTMART, INC.

                      QUARTERLY PERIOD ENDED JULY 28, 1996

                                     INDEX



PART I - FINANCIAL INFORMATION


                                                                                         PAGE(S)
    Item 1.      Consolidated Financial Statements

                 Consolidated Balance Sheets as of July 28, 1996 and January 28, 1996 ..     1

                 Consolidated Statements of Operations for the thirteen weeks ended July 28, 1996 and July 30, 1995 and the twenty-six weeks
                 ended July 28, 1996 and July 30, 1995 .................................     2

                 Consolidated Statements of Stockholders' Equity
                 for the twenty-six weeks ended July 28, 1996 and
                 the fifty-two weeks ended January 28, 1996 ............................     3

                 Consolidated Statements of Cash Flows for the twenty-six weeks
                 ended July 28, 1996 and July 30, 1995 .................................     4

                 Notes to Consolidated Financial Statements ............................   5-7

    Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................................  8-13

PART II - OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security-Holders ....................   14

    Item 6.      Exhibits and Reports on Form 8-K ......................................    14

SIGNATURES       .......................................................................    15

     I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                         SPORTMART, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          JULY 28, 1996 AND JANUARY 28, 1996
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                    ASSETS                                                       JULY 28,   JANUARY 28,
                                                                                   1996        1996
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                      $      -  $  4,017
  Due from related parties                                                          1,449     1,348
  Merchandise inventories                                                         179,715   174,952
  Prepaid expenses and other assets                                                 8,259    16,442
  Advertising co-op receivable                                                      7,229     5,547
  Assets held pending sale and leaseback                                            4,200     2,883
  Deferred income taxes                                                             4,347     4,347
                                                                                 --------  --------
             Total current assets                                                 205,199   209,536
Property and equipment, net                                                        73,627    72,040
Other assets                                                                        3,800     3,745
Deferred income taxes                                                               2,183     2,178
                                                                                 --------  --------
                                                                                 $284,809  $287,499
                                                                                 ========  ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                                 $  2,655  $      -
  Notes payable                                                                    27,890    18,213
  Current portion of long-term debt and capitalized lease obligations               5,691     7,221
  Accounts payable                                                                 65,251    67,297
  Accrued expenses:
     Salaries and wages                                                             3,703     3,297
     Taxes other than income                                                        6,937     6,912
     Advertising                                                                    3,662     7,959
     Other                                                                         10,763    18,314
                                                                                 --------  --------
             Total current liabilities                                            126,552   129,213
Long-term bank notes payable                                                       30,058    30,000
Long-term debt, net of current portion                                             14,800    18,800
Capitalized lease obligations, net of current portion                               3,566     4,008
Other long-term liabilities                                                         5,351     4,682
                                                                                 --------  --------
                                                                                  180,327   186,703
                                                                                 --------  --------
Commitments and contingencies                                                           -         -

Stockholders' equity:
  Preferred stock; $.01 par value;
        5,000,000 shares authorized; none issued                                        -         -
  Voting common stock; $.01 par value; 50,000,000 shares authorized;
        5,148,833 shares issued and outstanding on July 28, 1996
       and January 28, 1996                                                            52        52
  Class A common stock, non-voting; $.01 par value, 50,000,000 shares authorized; 7,686,304 and 7,625,538 shares issued and
        outstanding on July 28, 1996 and January 28, 1996, respectively                76        76
  Additional paid-in capital                                                       79,810    79,637
  Cumulative translation adjustment                                                   (57)      (12)
  Retained earnings                                                                24,601    21,043
                                                                                 --------  --------
             Total stockholders' equity                                           104,482   100,796
                                                                                 --------  --------

                                                                                 $284,809  $287,499
                                                                                 ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                        SPORTMART, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                   THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                                  ----------------------  ------------------------
                                                                   JULY 28,    JULY 30,    JULY 28,     JULY 30,
                                                                     1996        1995        1996         1995
                                                                  ----------  ----------  -----------  -----------
                                                                              (restated)                (restated)
Net sales                                                           $146,079    $133,945     $262,289     $237,087
Cost of sales, including buying, distribution
      and occupancy                                                  108,986      99,294      199,576      180,422
                                                                  ----------  ----------  -----------  -----------
Gross profit                                                          37,093      34,651       62,713       56,665
Operating expenses:
   Mart                                                               22,100      20,027       42,368       38,965
   General and administrative                                          4,855       4,044         9,491       7,801
   Mart pre-opening                                                      384         379           501         461
                                                                  ----------  ----------    ----------  ----------
Operating income                                                       9,754      10,201        10,353       9,438
                                                                  ----------  ----------    ----------  ----------
Other income (expense):
  Interest expense, net                                              (1,947)     (1,046)        (3,913)     (2,195)
  Other (expense) income                                               (161)          96          (314)        257
                                                                  ----------  ----------    ----------  ----------
                                                                     (2,108)       (950)        (4,227)     (1,938)
                                                                  ----------  ----------    ----------  ----------
Income from continuing operations before income taxes                  7,646       9,251         6,126       7,500
Income tax provision                                                   3,211       3,908         2,568       3,142
                                                                  ----------  ----------    ----------  ----------
Income from continuing operations                                      4,435       5,343         3,558       4,358
Loss from discontinued operations, (net of income tax benefit of
  $102 and $208 for the 13 and 26 weeks ended July 30, 1995,
     respectively)                                                         -       (153)             -        (311)
                                                                  ----------  ----------    ----------  ----------

Net income                                                        $    4,435  $    5,190         3,558       4,047
                                                                  ==========  ==========    ==========  ==========

Net income per share from continuing operations                   $      .35  $      .42    $      .28  $      .34
Net loss per share from discontinued operations                            -        (.01)            -        (.02)
                                                                  ----------  ----------    ----------  ----------
Net income per share                                                    $.35  $      .41    $      .28         .32
                                                                  ==========  ==========    ==========  ==========

Weighted average number of
     common shares outstanding                                    12,835,137  12,774,370    12,817,582  12,769,452
                                                                  ==========  ==========    ==========  ==========





The accompanying notes are an integral part of these consolidated financial statements.

                        SPORTMART, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                              VOTING                CLASS A        ADDITIONAL  CUMULATIVE                 TOTAL
                                           COMMON STOCK           COMMON STOCK      PAID-IN    TRANSLATION  RETAINED  STOCKHOLDERS'
                                      -----------------------  ------------------
                                          SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL    ADJUSTMENT   EARNINGS     EQUITY
                                      -----------  ---------  ---------  -------  ----------  -----------  --------  -------------


Balances, January 29, 1995             5,125,537  $      52  7,625,538  $     76  $   79,431           -  $ 27,488  $     107,047

Issuance of 23,296 common
     shares under stock
     purchase plan                        23,296          -          -         -         206           -         -            206

Cumulative translation adjustment              -          -          -         -           -  $     (12)         -            (12)

     Net loss                                  -          -          -         -           -          -     (6,445)        (6,445)
                                      ----------  ---------  ---------  --------  ----------  ----------  --------  -------------

Balances, January 28, 1996             5,148,833         52  7,625,538        76      79,637        (12)    21,043        100,796

Issuance of 60,766 of Class A
     common shares under
     stock purchase plan                       -          -     60,766         -         173           -         -            173

Cumulative translation adjustment              -          -          -         -           -         (45)        -            (45)

     Net income                                -          -          -         -           -           -     3,558          3,558
                                      ----------  ---------  ---------  --------  ----------  ----------  --------  -------------

Balances, July 28,
  1996 (unaudited)                     5,148,833  $      52  7,686,304  $     76  $   79,810  $     (57)  $ 24,601  $     104,482
                                      ==========  =========  =========  ========  ==========  ==========  ========  =============



The accompanying notes are an integral part of these consolidated financial statements.

                        SPORTMART, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)



                                                                                              TWENTY-SIX WEEKS ENDED
                                                                                             ------------------------
                                                                                              JULY 28,     JULY 30,
                                                                                                1996         1995
                                                                                             -----------  -----------
                                                                                                          (restated)
Cash flows from operating activities:
 Net income from continuing operations                                                            $3,558       $4,358
 Loss from discontinued operations                                                                     -         (311)
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                                    5,514        4,070
  Gain on disposition of capital lease                                                                 -         (322)
  Other adjustment                                                                                   (44)          76
  Deferred income tax provision                                                                       (5)           -
  Net (increase) decrease in assets:
           Merchandise inventories                                                                (4,763)     (25,775)
           Prepaid expenses and other assets                                                       8,183        1,088
           Advertising co-op receivable                                                           (1,682)        (283)
           Other assets-noncurrent                                                                   (54)        (417)
  Net increase (decrease) in liabilities:
           Accounts payable                                                                       (2,046)      30,847
           Accrued expenses                                                                      (10,058)      (3,498)
           Other long-term liabilities                                                               668          810
                                                                                             -----------  -----------
           Net cash (used in) provided by operating activities                                      (729)      10,643
                                                                                             -----------  -----------

Cash flows from investing activities:
 Purchase of property and equipment                                                               (8,899)     (11,022)
 Purchase of assets held pending sale and leaseback                                               (1,317)      (2,582)
 Advances to related parties                                                                        (454)         (74)
 Repayment of advances to related parties                                                            353            -
                                                                                             -----------  -----------
           Net cash used in investing activities                                                 (10,317)     (13,678)
                                                                                             -----------  -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                              173          206
 Principal payments under capital lease obligations and long-term debt                            (5,535)      (1,611)
 Bank overdraft                                                                                    2,655            -
 Advances on lines of credit                                                                     106,972       65,650
 Repayment on lines of credit                                                                    (97,236)     (60,550)
                                                                                             -----------  -----------
           Net cash provided by financing activities                                               7,029        3,695
                                                                                             -----------  -----------

Net (decrease) increase in cash and cash equivalents                                              (4,017)         660
Cash and cash equivalents at beginning of period                                                   4,017        3,165
                                                                                             -----------  -----------
Cash and cash equivalents at end of period                                                   $        -   $     3,825
                                                                                             ===========  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                               SPORTMART, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     Sportmart, Inc. (the "Company") operates in one business segment which is the retail sporting goods business. As of September 4, 1996, the Company had 70 superstores ("marts") located in the United States and Canada.

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

     Principles of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of Sportmart, Inc. as of July 28, 1996 and the consolidated results of its operations and its cash flows for the thirteen and twenty-six week periods ended July 28, 1996 and July 30, 1995. Because of the seasonal nature of the business, results for interim periods are not indicative of a full year's operations.

     These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended January 28, 1996 included in the Company's Form 10-K as filed on April 29, 1996 with the Securities and Exchange Commission.

     Net Income Per Share

     Net income per share from continuing operations, net loss per share from discontinued operations and net income per share are based on 12,835,137 and 12,774,370 weighted average common shares outstanding for the thirteen weeks ended July 28, 1996 and July 30, 1995, respectively. Net income per share from continuing operations, net loss per share from discontinued operations and net income per share are based on 12,817,582 and 12,769,452 weighted average common shares outstanding for the twenty-six weeks ended July 28, 1996 and July 30, 1995, respectively.

3.   FOREIGN CURRENCY TRANSLATION

     The consolidated financial statements and transactions of the Company's Canadian subsidiary are maintained in their functional currency (Canadian dollars) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Foreign currency balance sheet accounts are translated into United States dollars at the rate of exchange in effect at the end of the period. Income and expenses are translated at the average rates of exchange in effect during the year. Translation adjustments have been accumulated in a separate component of stockholders' equity. Such adjustments do not affect cash flow and are unrealized. During the course of operating in Canada, the Company enters into transactions in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses relating to these transactions which arise as a result of changes in currency exchange rates are recognized in income as incurred. The gains and losses on these transactions for the twenty-six weeks of fiscal 1996 were not material. As of July 28, 1996, the Company had outstanding approximately $7.8 million in forward exchange contracts with various settlement dates prior to November 1, 1996.

4.   NON-RECURRING CHARGE

     During the fourth quarter of fiscal 1995, the Company recorded a pre-tax charge of $5.7 million associated with non-recurring charges.
     Approximately 79% of the charge was related to costs associated with the closing of a mart in Chicago, Illinois (River North) and a clearance mart in Wheeling, Illinois. The River North location was closed as of the end of fiscal 1995 and the Wheeling mart was closed in May of fiscal 1996. Included in the original charge of store closings was severance, lease buy-out costs, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. The remainder of the non-recurring charge at the end of fiscal 1995 was primarily due to severance for one individual at the corporate location and mart reorganization severance. As of July 28, 1996, the reserve is approximately $2.9 million due to the payout of the lease costs, severance payments and write-off of inventory costs. The Company believes the original estimates for these non-recurring costs continue to appear reasonable.

5.   DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1995, the Company announced its strategic decision to discontinue the operations of its No Contest Division. The No Contest division is accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying income statements. Net sales, operation costs and expenses, other income and expense, and income taxes for fiscal year 1995 have been reclassified for amounts associated with the discontinued units. A reserve was established for the estimated costs of disposal of the business segment of $2.9 million ($1.7 million after tax). The reserve included estimated lease buy-out costs for approximately one year of occupancy costs per location, severance payments, inventory write-down costs, unamortized portions of nonrecoverable capital improvements as well as other miscellaneous exit costs. As of July 28, 1996, the reserve is approximately $400,000 due to the payout of the lease costs, severance payments and write-off of inventory costs. The Company believes the original estimates for total costs to dispose of the business segment continue to appear reasonable.

6.   SUBSEQUENT EVENTS

     On September 6, 1996, the Company entered into a $135.0 million revolving credit agreement with Bankers Trust. The new credit facility has a five year term and is secured by the inventory and personal property of the
     Company.   Interest is due monthly on outstanding borrowings based on LIBOR
     (London Interbank Offered Rate) plus a fee ranging up to 2.50% depending on the maintenance of certain financial ratios. The Company also has the option to borrow at the prime rate plus 1.00%. This new revolving line of credit requires the maintenance of minimum net worth and maximum debt to inventory ratios. The proceeds from this new credit facility were used to repay all borrowings outstanding under the previous revolving credit facility and the loans from Allstate. As a result of the termination of the previous debt facilities, the Company will incur an extraordinary charge of approximately $450,000, net of tax, in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales and the number of marts open at the end of each period:



                                            THIRTEEN WEEKS   TWENTY-SIX WEEKS
                                                ENDED           ENDED

                                         July 28, July 30, July 28, July 30,
      Income statement data:               1996     1995    1996     1995
                                         -------- -------- -------- --------
        Net sales                           100.0%  100.0%  100.0%  100.0%
        Cost of sales, including buying,
           distribution and occupancy        74.6    74.1    76.1    76.1
                                          -------  ------  ------  ------

        Gross profit                         25.4    25.9    23.9    23.9
        Operating expenses:
         Mart expenses                       15.1    15.0    16.2    16.5
         General and administrative
          expenses                            3.4     3.0     3.6     3.3
         Mart pre-opening expenses             .3      .3      .2      .2
                                          -------  ------  ------  ------
       Operating income                       6.6     7.6     3.9     3.9
       Interest expense, net                 (1.3)    (.8)   (1.5)    (.9)
       Other (expense) income, net            (.1)     .1     (.1)     .1
                                          -------  ------  ------  ------
       Income from continuing operations
         before income taxes                  5.2     6.9     2.3     3.1
      Income tax provision                    2.2     2.9     1.0     1.3
                                          -------  ------  ------  ------
      Income from continuing operations       3.0%    4.0%    1.3%    1.8%
                                          =======  ======  ======  ======
      Number of marts at end of period         70      59




THIRTEEN WEEKS ENDED JULY 28, 1996 COMPARED TO THIRTEEN WEEKS ENDED JULY 30,
1995

Net sales from continuing operations increased from $133.9 million in the thirteen weeks ended July 30, 1995 to $146.1 million in the thirteen weeks ended July 28, 1996, a 9.1% increase. The net sales increase in the thirteen weeks ended July 28, 1996 was primarily attributable to the inclusion of operating results for the net of eleven new marts opened (fourteen new marts less three closed marts) since July 30, 1995. However, the sales volumes in the nine Canadian locations opened during fiscal 1995 were less than those typically realized for new marts opened in the United States and less than the Company's expectations. The Company has created a new merchandising position to better address the differences between the U.S. and Canadian consumer preferences.

Net sales in comparable marts decreased 4.9% during the quarter ended July 28, 1996. Management believes that comparable mart sales were modestly impacted by cannibalization from new marts which overlapped the customer base of existing marts as a result of the Company's strategy to dominate certain markets. Additionally, the Company's apparel and footwear businesses showed strong results, however, these results were not enough to offset declines in hardlines merchandise, some of which were planned, as well as decreases in in-line skates and bicycles. Several personnel and organizational changes have been made to address the Company's comparable mart sales performance. These include new senior executives in merchandising, marketing, and store operations and a new organizational structure of the buying staff.

Gross profit after buying, distribution and occupancy costs increased $2.4 million during the quarter ended July 28, 1996 to $37.1 million, a 6.9% increase, due primarily to a higher level of sales. Gross profit as a percentage of net sales decreased .5% primarily due to an increase in occupancy costs related to new marts which more than offset the percentage to sales improvement in the merchandise cost of sales in this thirteen week period.

Mart expenses increased from $20.0 million in the period ended July 30, 1995 to $22.1 million in the period ended July 28, 1996, a 10.5% increase. This increase was primarily due to the inclusion of operating expenses in the thirteen weeks ended July 28, 1996 for the new marts opened since July 30, 1995. As a percentage of net sales, mart expenses were comparable with the prior year.

General and administrative expenses increased from $4.0 million in the thirteen weeks ended July 30, 1995 to $4.9 million in the thirteen weeks ended July 28, 1996, a 22.5% increase. This increase was due primarily to additional computer equipment depreciation and lease costs and additional personnel related costs for employees added during fiscal 1995. As a percentage of net sales, general and administrative expenses increased from 3.0% in the period ended July 30, 1995 to 3.4% in the period ended July 28, 1996 due to the additional expenditures discussed above and the comparable mart sales declines.

Operating income decreased slightly from $10.2 million for the thirteen weeks ended July 30, 1995 to $9.8 million for the thirteen weeks ended July 28, 1996. Operating income also decreased as a percentage of sales from 7.6% for the thirteen weeks ended July 30, 1995 to 6.6% in the thirteen weeks ended July 28, 1996 primarily due to the increased cost of sales and general and administrative expenses noted above coupled with the comparable mart sales declines.

Net interest expense as a percentage of net sales increased from .8% to 1.3% due to higher average borrowings and increased interest rates over the prior year. Total borrowings were higher than the previous year primarily due to the capital expenditures related to the opening of new marts since August, 1995. Other expense increased as a percentage of net sales from (.1)% to .1% for the thirteen weeks ended July 28, 1996 due to decreased commission income, bank commitment fees and the recognition of the Company's portion of the loss in its joint venture in Israel for the second quarter.

For the periods ended July 28, 1996 and July 30, 1995, the statements of income reflect a provision for federal, state and provincial income taxes based on the Company's expected annual tax rates.

TWENTY-SIX WEEKS ENDED JULY 28, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 30, 1995

Net sales from continuing operations increased from $237.1 million in the twenty-six weeks ended July 30, 1995 to $262.3 million in the twenty-six weeks ended July 28, 1996, a 10.6% increase. The net sales increase in the twenty-six weeks ended July 28, 1996 was primarily attributable to the inclusion of operating results for the net of eleven new marts opened (fourteen new marts less three closed marts) since July 30, 1995. However, the sales volumes in the nine Canadian locations opened during fiscal 1995 were less than those typically realized for new marts opened in the United States and less than the Company's expectations. The Company has created a new merchandising position to better address the differences between the U.S. and Canadian consumer preferences.

Net sales in comparable marts decreased 3.6% during the twenty-six week period ended July 28, 1996. Management believes that comparable mart sales were modestly impacted by cannibalization from new marts which overlapped the customer base of existing marts as a result of the Company's strategy to dominate certain markets. Additionally, comparable mart sales were adversely affected by increased competition and cooler weather in the Midwest during the first quarter than experienced in the prior year coupled with weak sales in in-line skates and bicycles. Several personnel and organizational changes have been made to address the Company's comparable mart sales performance. These include new senior executives in merchandising, marketing, and store operations and a new organizational structure of the buying staff.

Gross profit after buying, distribution and occupancy costs increased $6.0 million during the twenty-six week period ended July 28, 1996 to $62.7 million, a 10.6% increase, due primarily to a higher level of sales. Gross profit as a percentage of net sales was unchanged at 23.9%. Even though the merchandise cost of sales, as a percentage of sales, decreased during the twenty-six week period, this favorable variance was offset by increased occupancy costs as a percentage of sales due to the inclusion of the new marts.

Mart expenses increased from $39.0 million in the period ended July 30, 1995 to $42.4 million in the period ended July 28, 1996, an 8.7% increase. This increase was primarily due to the inclusion of operating expenses in the twenty-six weeks ended July 28, 1996 for the new marts opened since July 30, 1995. As a percentage of net sales, mart expenses decreased from 16.5% in the period ended July 30, 1995 to 16.2% in the period ended July 28, 1996 due primarily to decreases in net advertising expenses as well as improved efficiencies in overall regional expense categories.

General and administrative expenses increased from $7.8 million in the twenty-six weeks ended July 30, 1995 to $9.5 million in the twenty-six weeks ended July 28, 1996, a 21.8% increase. This increase was due primarily to additional computer equipment depreciation and lease costs and additional personnel related costs for employees added during fiscal 1995. As a percentage of net sales, general and administrative expenses increased from 3.3% in the period ended July 30, 1995 to 3.6% in the period ended July 28, 1996 due to the additional expenditures discussed above and the comparable mart sales declines.

Operating income increased from $9.4 million for the twenty-six weeks ended July 30, 1995 to $10.4 million for the twenty-six weeks ended July 28, 1996. Operating income remained unchanged as a percentage of sales at 3.9%.

Net interest expense as a percentage of net sales increased from .9% to 1.5% due to higher average borrowings and increased interest rates over the prior year. Total borrowings were higher than the previous year primarily due to the capital expenditures related to the opening of new marts since August, 1995. Other expense increased as a percentage of net sales from (.1)% to .1% for the twenty-six weeks ended July 28, 1996 due to decreased commission income, bank commitment fees and the recognition of the Company's portion of the loss in its joint venture in Israel.

For the periods ended July 28, 1996 and July 30, 1995, the statements of income reflect a provision for federal, state and provincial income taxes based on the Company's expected annual tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of July 28, 1996, the Company had working capital of $78.6 million as compared to $80.3 million as of January 28, 1996. Net cash used in operating activities was $729,000 for the twenty-six weeks ended July 28, 1996, versus $10.6 million provided by operations for the twenty-six weeks ended July 30, 1995. The primary difference between the $729,000 net cash used in operations during the twenty-six weeks ended July 28, 1996 and the $10.6 million provided by operations in the prior year is related to changes in merchandise inventories, prepaid expenses and other assets and accrued expenses. The $4.8 million increase in merchandise inventories from January 28, 1996 to July 28, 1996 is less than the $25.6 million increase during the same period in the prior year due to the Company's efforts in reducing average per mart inventories by 9.3% from July 30, 1995 inventories on a per mart basis. The $8.2 million decrease in prepaid expenses and other assets from January 28, 1996 to July 28, 1996 is more than the $1.1 million decrease during the same period in the prior year due to a $2.3 million payment from the liquidator for the closing of the No Contest division, a $2.6 million decrease in the prepaid income taxes due to estimated quarterly tax payments coupled with a $2.0 million decrease in deferred capitalizable preopening for the four new stores opened since January 28, 1996. Net cash used during the twenty-six weeks ended July 28, 1996 also reflects a $10.1 million decrease in accrued expenses from January 28, 1996 primarily related to reductions in amounts accrued for advertising, fixed assets and the reserve for store closings.

Net cash used in investing activities decreased from $13.7 million in fiscal 1995 to $10.3 million in fiscal 1996. The net cash used in investing activities in both fiscal years was primarily the result of $8.9 million in capital expenditures made in fiscal 1996 and $11.0 million in capital expenditures during fiscal 1995.

Net cash provided by financing activities for the first twenty-six weeks of fiscal 1996 of $7.0 million was primarily due to $9.7 million net advances on the lines of credit partially offset by $5.4 million principal payments on the Allstate loans. The net cash provided by financing activities in fiscal 1995 was primarily due to $5.1 million net advances on the lines of credit.

Prior to September 6, 1996, the Company had revolving lines of credit of $125.0 million with a syndicate of banks in the United States and Canada which the Company used to fund both seasonal and general capital requirements. As of September 4, 1996, approximately $64.0 million was outstanding under these revolving lines of credit. In addition, prior to September 6, 1996, the Company had $20.2 million in loans outstanding from Allstate.

On September 6, 1996, the Company entered into a $135.0 million revolving credit agreement with Bankers Trust. The proceeds from this new credit facility were used to repay all borrowings outstanding under the previous revolving credit facility and the loans from Allstate. The new credit facility has a five year term and is secured by the inventory and personal property of the Company. Interest is due monthly on outstanding borrowings based on LIBOR plus a fee ranging up to 2.50% depending on the maintenance of certain financial ratios. The Company also has the option to borrow at the prime rate plus 1.00%. This new revolving line of credit requires the maintenance of minimum net worth and maximum debt to inventory ratios. The new facility provides the Company with less restrictive convenants and greater borrowing availability than the previous revolving credit facility.

The Company's primary on-going cash requirements for fiscal 1996 relate to capital expenditures relating to improvement of existing operations. As of July 28, 1996, the Company has invested approximately $4.2 million in capital expenditures related to the opening of the four marts which opened in Wisconsin and Vancouver. In addition, the Company plans to invest, during fiscal 1996, approximately $4.9 million in the renovation of existing marts and distribution centers and approximately $2.8 million to upgrade its management information systems of which $2.0 million and $1.5 million, respectively, has already been expended as of July 28, 1996. The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flow from operations, bank borrowings, normal trade credit agreements and the continued use of lease financing.

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

During the course of operating in Canada, the Company enters into forward exchange contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses arising from these forward exchange contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of July 28, 1996, the Company had approximately $7.8 million of open forward exchange contracts with various settlement dates prior to November 1, 1996.

SEASONALITY AND INFLATION

The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes. For fiscal years 1995 and 1994, the second and fourth fiscal quarters combined accounted for approximately 58% and 57%, respectively, of the Company's fiscal year net sales. The loss before taxes was significantly impacted in the fourth quarter of fiscal 1995 by the charges which resulted primarily from closing the No Contest operations and two Sportmart locations, however, typically, the second and fourth quarters account for substantially all of the Company's income before taxes. In contrast, the Company has consistently experienced net losses in the third quarter and it anticipates that such trend may continue through fiscal 1996. Inventory levels, which gradually increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six weeks ended July 28, 1996.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements which are not historical facts contained in this release are forward looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

                         PART II - OTHER INFORMATION

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS.

            (a) The Annual Meeting of Stockholders of the Company was held on June 28, 1996.

            (b) 1.  The Stockholders voted to elect two directors to the
                Company's Board of Directors, with the following votes:



                                                                     Authority                            Broker
Directors              For                    Against                 Withheld     Abstentions          Non-Votes

John A. Lowenstein        4,797,553              ___                   153,517          ____               ____

Charles G. Cooper          4,797,917             ___                   153,153          ____               ____


     (c)       2.   The Stockholders also voted to approve certain amendments
     to the Sportmart, Inc. Stock Option Plan, which amendments provided for an increases in the number of shares of Class A Common Stock potentially subject to grants under the Stock Option Plan, with the following vote:

                                   Authority                             Broker
     For           Against          Withheld         Abstentions       Non-Votes

     3,798,871     102,505            ____             12,790          1,036,904


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A. EXHIBITS.

        Exhibit 10.39  -  Credit Agreement between the Registrant and BT
                          Commerical Corporation
        Exhibit 10.40  -  Sportmart, Inc. 1996 Restricted Stock Plan
        Exhibit 11     -  Statement regarding computation of income per share.
        Exhibit 27     -  Financial Data Schedule



     B. REPORTS ON FORM 8-K.
        None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SPORTMART, INC.

       Date:      9/11/96          By:    /S/ ANDREW H. HOCHBERG
       -------------------         --------------------------------------------
                                    Andrew H. Hochberg, Chief
                                    Executive Officer


       Date:       9/11/96         By:    /S/  THOMAS T. HENDRICKSON
       -------------------         --------------------------------------------
                                   Thomas T. Hendrickson,
                                   Executive Vice President and
                                   Chief Financial Officer