Form 10-Q
period 1996-10-27
SPORTMART INC
filed 1996-12-11
CIK 890572

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

           For the Quarterly Period Ended: October 27, 1996

            Commission File Number: 0-20672



                            SPORTMART, INC.
        (Exact name of registrant as specified in its charter)



                     Delaware                         36-2702213
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

                   Yes    X                 No


     As of December 3, 1996, there were 5,148,833.5 shares of Voting Common Stock, par value $.01, and 7,694,734.5 shares of Class A Common Stock, par value $.01, of the registrant outstanding.

                            SPORTMART, INC.

                QUARTERLY PERIOD ENDED OCTOBER 27, 1996

                                 INDEX


                                                               PAGE(S)

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated  Balance Sheets as of October 27, 1996
           and January 28, 1996 . . . . . . . . . . . . . . .          1

           Consolidated  Statements of Operations for the thirteen
           weeks  ended  October 27, 1996 and October 29, 1995 and
           the  thirty-nine  weeks  ended  October  27,  1996  and
           October 29, 1995   . . . . . . . . . . . . . .              2

           Consolidated Statements of Stockholders' Equity
           for the thirty-nine weeks ended October 27, 1996 and
           the fifty-two weeks ended January 28, 1996 . .              3

           Consolidated  Statements  of Cash Flows for the thirty-
           nine weeks ended October 27, 1996 and October 29, 1995  .   4

           Notes to Consolidated Financial Statements . .            5-7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . .            8-13

PART II -  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K . . . . . . .              14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .               15

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
                    SPORTMART, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                 OCTOBER 27, 1996 AND JANUARY 28, 1996
               (Amounts in thousands, except share data)

            ASSETS                        October 27,     January 28,
                                             1996             1996
                                          (unaudited)
Current assets:
  Cash and cash equivalents                 $    -         $  4,017
  Due from related parties                    1,404           1,348
  Merchandise inventories                   190,553         174,952
  Prepaid expenses and other assets          10,468          16,442

  Advertising co-op receivable                6,259           5,547
  Assets held pending sale and leaseback      4,284           2,883
  Deferred income taxes                       4,347           4,347
        Total current assets                217,315         209,536
Property and equipment, net                  73,588          72,040
Other assets                                  4,822           3,745
Deferred income taxes                         2,220           2,178
                                           $297,945        $287,499
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                           $    289        $     -
  Revolving line of credit due 2001
  (See Note 6)                              104,706              -
  Bank notes payable                             -           18,213
  Current  portion of long-term debt and
   capitalized lease obligations                299           7,221
  Accounts payable                           60,723          67,297
  Accrued expenses:
   Salaries and wages                         3,236           3,297
   Taxes other than income                    6,085           6,912
   Advertising                                1,160           7,959
   Other                                     10,372          18,314
        Total current liabilities           186,870         129,213
Long-term bank notes payable                    -            30,000
Long-term debt, net of current portion          -            18,800
Capitalized lease obligations, net of
 current portion                              3,489           4,008
Other long-term liabilities                   5,590           4,682
                                            195,949         186,703
Commitments and contingencies                  -               -

Stockholders' equity:
  Preferred stock; $.01 par value;
   5,000,000 shares authorized; none issued    -               -
  Voting  common  stock; $.01 par value;
   50,000,000 shares authorized; 5,148,833
   shares issued and outstanding on October
   27, 1996 and January 28, 1996              52              52
  Class A common stock, non-voting;
   $.01 par value, 50,000,000 shares
   authorized; 7,694,734 and 7,625,538
   shares issued and outstanding on October
   27, 1996 and January 28, 1996,
   respectively                               76              76
  Additional paid-in capital              79,842          79,637
  Cumulative translation adjustment          (32)            (12)
  Retained earnings                       22,058          21,043
        Total stockholders' equity        101,996         100,796
                                         $297,945        $287,499

The accompanying notes are an integral part of these consolidated financial statements.

                             SPORTMART, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Amounts in thousands, except share data)
                                       (Unaudited)

                                  Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                October 27,  October 29,      October 27,     October 29,
                                   1996         1995            1996            1995
                                             (restated)                       (restated)
Net sales                        $111,659     $105,020         $373,948       $342,107
Cost of sales, including
buying, distribution and
occupancy                          87,005       81,592          286,581        262,015
Gross profit                       24,654       23,428           87,367         80,092
Operating expenses:
  Store                            21,545       20,767           63,913         59,731
  General and administrative        4,739        4,130           14,230         11,931
  Store pre-opening                   406          674              907          1,135
Operating (loss) income            (2,036)      (2,143)           8,317          7,295
Other income (expense):
  Interest expense, ne             (2,106)      (1,233)          (6,019)        (3,427)
  Other income                        555          482              241            740
                                   (1,551)        (751)          (5,778)        (2,687)
(Loss) income from continuing
 operations before income taxes    (3,587       (2,894)           2,539          4,608
Income tax benefit (provision)      1,507        1,216           (1,062)        (1,927)
(Loss) income from continuing
 operations                        (2,080)      (1,678)           1,477          2,681
Loss from discontinued operations,
 (net of income tax benefit of $8
 and $216 for the 13 and 39 weeks
 ended October 29, 1995,
 respectively)                         -           (12)              -            (323)
(Loss) income before extraordinary
 item                              (2,080)      (1,690)           1,477          2,358
Extraordinary item,( net of income
 tax benefit of $335 for the 13 and
 39 weeks ended October 27, 1996     (462)          -              (462)            -
Net (loss) income               $  (2,542)   $  (1,690)         $ 1,015       $  2,358

Net (loss) income per share from
 continuing operations          $    (.16)   $    (.13)         $   .12       $    .21
Net loss per share from
 discontinued operations               -            -                -            (.03)
Net loss per share from extra-
 ordinary item                       (.04)          -              (.04)            -
Net (loss) income per share     $    (.20)   $    (.13)         $   .08       $    .18

Weighted average number of
 common shares outstanding     12,835,137   12,774,370       12,823,434     12,771,091

The accompanying notes are an integral part of these consolidated financial statements.

                             SPORTMART, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Amounts in thousands, except share data)


                                    Voting          Class A       Additional  Cumulative               Total
                                 Common Stock    Common Stock     Paid-in     Translation   Retained  Stockholder's
                                Shares    Amount  Shares  Amount   Capital    Adjustment    Earnings   Equity

Balances, January 29, 1995     5,125,537  $ 52  7,625,538  $ 76    $79,431          -       $27,488    $107,047

Issuance of 23,296 common
  shares under stock
  purchase plan                   23,296    -         -      -         206          -           -           206

Cumulative translation
  adjustment                         -      -         -      -         -          $(12)         -           (12)

Net loss                             -      -         -      -         -            -        (6,445)     (6,445)

Balances, January 28, 1996     5,148,833    52  7,625,538    76     79,637         (12)      21,043     100,796

Issuance of 60,766 of Class A
  common shares under stock
  purchase plan                      -      -      60,766    -         173          -           -           173

Exercise of stock options            -      -       8,430    -          32          -           -            32

Cumulative translation adjustment    -      -         -      -          -          (20)         -           (20)

Net income                           -      -         -      -          -           -         1,015       1,015

Balances, October 27, 1996
(unaudited)                    5,148,833   $52  7,694,734   $76    $79,842       $ (32)     $22,058    $101,996

The accompanying notes are an intgeral part of these consolidated financial statements.

                             SPORTMART, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)
                                       (Unaudited)


                                                          Thirty-nine Weeks Ended
                                                          October 27,    October 29,
                                                               1996      1995
                                                                      (restated)
Cash flows from operating activities:
  Net income from continuing operations                   $ 1,477      $ 2,681
  Loss from discontinued operations                           -           (323)
  Extraordinary item, net of tax                             (462)         -
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortizati  on                       8,363        6,368
      Gain on disposition of capital lease                    -           (322)
      Other adjustment                                        (20)         156
      Deferred income tax provision                           (42)         -
      Net (increase) decrease in assets:
         Merchandise inventories                          (15,601)     (66,153)
         Prepaid expenses and other assets                  5,974       (4,309)
         Advertising co-op receivable                        (712)       2,538
         Other assets-noncurrent                           (1,076)      (1,712)
      Net increase (decrease) in liabilities:
         Accounts payable                                  (6,574)      54,058
         Accrued expenses                                 (14,285)     (10,607
         Other long-term liabilities                          908          796
         Net cash used in operating activities            (22,050)     (16,829)

Cash flows from investing activities:
      Purchase of property and equipment                  (11,693)     (16,933)
      Purchase of assets held pending sale and
        leaseback                                          (1,401)      (3,087)
      Advances to related parties                            (373)        (373)
      Repayment of advances to related parties                318          -
         Net cash used in investing activities            (13,149)     (20,393)

Cash flows from financing activities:
      Proceeds from issuance of common stock                  205          206
      Principal  payments  under  capital lease
        obligations and long-term debt                     (5,605)      (1,707)
      Early extinguishment of debt                        (20,200)         -
      Payments on construction loan                           -         (3,357)
      Bank overdraft                                          289          -
      Advances on lines of credit                         218,573      160,831
      Repayment on lines of credit                       (162,080)    (120,950)
          Net cash provided by financing activities        31,182       35,023
Net (decrease) increase in cash and cash equivalents       (4,017)      (2,199)
Cash and cash equivalents at beginning of period            4,017        3,165
Cash and cash equivalents at end of period               $    -        $   966


The accompanying notes are an integral part of these consolidated financial statements.

                                   SPORTMART, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business
        Sportmart, Inc. (the "Company") operates in one business segment which is the retail sporting goods business. As of December 3, 1996, the Company had 70 superstores located in the United States and Canada.

2.  Summary of Significant Accounting Policies
        Consolidation

        The consolidated financial statements include the accounts of S p o r t m a r t , I n c . a n d S p o r t d e p o t Stores Inc., its wholly-owned subsidiary. Sportmart Canada, Inc. was incorporated in April 1994 and the first store in Canada opened in March 1995. In addition Sportdepot Stores Inc. was incorporated in January 1995 as a wholly-owned subsidiary of Sportmart Canada, Inc. In October 1995, Sportmart Canada, Inc. was amalgamated into Sportdepot Stores Inc. All significant intercompany transactions and balances have been eliminated.

        Principles of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of Sportmart, Inc. as of October 27, 1996 and the consolidated results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 27, 1996 and October 29, 1995. Because of the seasonal nature of the business, results for interim periods are not indicative of a full year's operations.

        T h ese consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended January 28, 1996 included in the Company's Form 10-K as filed on April 29, 1996 with the Securities and Exchange Commission.

        Net Loss/Income Per Share

        Net loss per share from continuing operations, discontinued operations, extraordinary item and net loss per share are based on 12,835,137 and 12,774,370 weighted average common shares outstanding for the thirteen weeks ended October 27, 1996 and October 29, 1995, respectively. Net income per share from continuing operations, discontinued operations, extraordinary item and net income per share are based on 12,823,434 and 12,771,091 weighted average common shares outstanding for the thirty-nine weeks ended October 27, 1996 and October 29, 1995, respectively.

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

        During the course of operating in Canada, the Company enters into transactions in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses relating to these transactions which arise as a result of changes in currency exchange rates are recognized in income as incurred. In addition, the Company enters into forward exchange and option contracts to hedge intercompany loans and its commitments in
        currencies   other  than  the  Canadian  subsidiary's  functional
        currency. The gains and losses arising from these foreign currency contracts are recognized in income as offsets to the gains and losses resulting from the underlying hedged transaction. The net gains and losses on these transactions for the thirty-nine week period ended October 27, 1996 were not material. As of October 27, 1996, the Company had outstanding approximately $40.0 million in forward exchange and option contracts with various settlement dates prior to January 1997.

4.      Non-Recurring Charge

        During the fourth quarter of fiscal 1995, the Company recorded a pre-tax charge of $5.7 million associated with non-recurring charges. Approximately 79% of the charge was related to costs associated with the closing of a store in Chicago, Illinois (River North) and a clearance store in Wheeling, Illinois. The River North location was closed as of the end of fiscal 1995 and the Wheeling store was closed in May of fiscal 1996. Included in the original charge of store closings was severance, lease buy-out c o sts, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. The remainder of the non-recurring charge at the end of fiscal 1995 was primarily due to severance for certain corporate and store personnel. As of October 27, 1996, the reserve is approximately $2.7 million due to the payout of the lease costs, severance payments and write-off of inventory costs. The Company believes the original estimates for these non-recurring costs continue to appear reasonable.

5.      Discontinued Operations

        During the fourth quarter of fiscal 1995, the Company announced its strategic decision to discontinue the operations of its No Contest division. The No Contest division is accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying income statements. Net sales, operation costs and expenses, other income and expense, and income taxes for fiscal year 1995 have been reclassified for amounts associated with the discontinued units. A reserve was established for the estimated costs of disposal of the business segment of $2.9 million ($1.7 million after tax). The reserve included estimated lease buy-out costs for approximately one year of occupancy costs per location, severance payments, inventory write-d o wn costs, unamortized portions of nonrecoverable capital improvements as well as other miscellaneous exit costs. As of October 27, 1996, the reserve is approximately $161,000 due to the payout of the lease costs, severance payments and write-off of inventory costs. The Company believes the original estimates for total costs to dispose of the business segment continue to appear reasonable.

6.      Financing Arrangements

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

        In order to comply with the Emerging Issues Task Force (EITF) Issue No. 95-22 regarding classification of certain debt instruments, the borrowings under this revolving line of credit have been classified as current liabilities. However, based the terms of the agreement and the Company's current business plan the Company believes the amount outstanding under the revolving line of credit will be due and payable in September 2001.

7.      Extraordinary Item

        As a result of the termination of the previous revolving credit facility and the loans from Allstate, the Company incurred an extraordinary charge of approximately $460,000, net of income taxes of $335,000, in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales and the number of stores open at the end of each period:

                                 Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                October 27,  October 29,          October 27,  October 29,
                                    1996      1995                   1996         1995
Income statement data:                      (restated)                         (restated)

  Net sales                      100.0 %      100.0%              100.0%       100.0%
  Cost of sales,including
    buying,distribution and
    occupancy                     77.9         77.7                76.6         76.6
  Gross profit                    22.1         22.3                23.4         23.4
  Operating expenses:
    Store expenses                19.3         19.8                17.1         17.5
    General and administrative
    expenses                       4.2          3.9                 3.8          3.5
    Store pre-opening expenses      .4           .6                  .2           .3
  Operating (loss) income         (1.8)        (2.0)                2.3          2.1
  Interest expense, net           (1.9)        (1.3)               (1.6)        (1.0)
  Other income, net                 .5           .5                  -            .2
  (Loss) income from continuing
  operations before income taxes  (3.2)        (2.8)                 .7          1.3
  Income tax benefit (provision)   1.3         (1.2)                (.3)         (.5)
  (Loss) income from continuing
    operations                    (1.9)%       (1.6)%                .4%          .8%

  Number of stores at end of
  period                            70           63

Thirteen Weeks Ended October 27, 1996 Compared to Thirteen Weeks Ended October 29, 1995

Net sales from continuing operations increased from $105.0 million in the thirteen weeks ended October 29, 1995 to $111.7 million in the thirteen weeks ended October 27, 1996, a 6.4% increase. The net sales increase in the thirteen weeks ended October 27, 1996 was primarily attributable to the inclusion of operating results of new stores opened since October 29, 1995.

Net sales in comparable stores decreased 3.8% during the quarter ended October 27, 1996. Management believes that comparable store sales have been negatively impacted by continuing impact of competition and the re-positioning of the Company into businesses that management believes will be more profitable. The Company's strategy is to evolve from a sports generalist toward four strong specialty businesses, or Four Worlds; team sports, footwear, fitness and outdoor lifestyle. Within each world, floor space and inventory dollars are being allocated to better reflect the consumer's interest and maximize profitability per square foot. For example, the Company discontinued the sales of low margin firearms in several stores during the quarter. For the third quarter ended October 27, 1996 apparel and footwear business have shown strong results, particularly sales of our private brand merchandise. However, these results were not enough to offset declines in hardlines merchandise. Additionally, the Company did not repeat a clearance promotion during the quarter which negatively affected comparable store sales but positively impacted merchandise margin. The sales volumes and operating results in the Canadian locations were significantly less than their U.S. counterparts.

Gross profit after buying, distribution and occupancy costs increased $1.2 million during the quarter ended October 27, 1996 to $24.7 million, a 5.2% increase, due primarily to a higher level of sales. Gross profit as a percentage of net sales decreased .2% primarily due to an increase in distribution and occupancy costs related to new stores which offset the percentage of net sales improvement in the merchandise cost of sales in this thirteen week period.

Store expenses increased from $20.8 million in the period ended October 29, 1995 to $21.6 million in the period ended October 27, 1996, a 3.8% increase. This increase was primarily due to the inclusion of operating expenses in the thirteen weeks ended October 27, 1996 for the new stores opened since October 29, 1995. As a percentage of net sales, store expenses decreased from 19.8% in the period ended October 29, 1995 to 19.3% in the period ended October 27, 1996 primarily due t o decreases in net advertising expenses as well as improved efficiencies in overall regional expense categories.

General and administrative expenses increased from $4.1 million in the thirteen weeks ended October 29, 1995 to $4.7 million in the thirteen weeks ended October 27, 1996, a 14.6% increase. This increase was due primarily to additional salary expense for employees added since October 1995. As a percentage of net sales, general and administrative expenses increased from 3.9% in the period ended October 29, 1995 to 4.2% in the period ended October 27, 1996 due to the additional expenditures discussed above and the comparable store sales declines.

Operating loss decreased slightly from $2.1 million for the thirteen weeks ended October 29, 1995 to $2.0 million for the thirteen weeks ended October 27, 1996. Operating loss also decreased as a percentage of net sales from 2.0% for the thirteen weeks ended October 29, 1995 to 1.8% in the thirteen weeks ended October 27, 1996 primarily due to the decrease in direct store expenses.

Net interest expense as a percentage of net sales increased from 1.3% to 1.9% due to higher average borrowings and increased interest rates over the prior year. Total borrowings were higher than the previous year primarily due to the capital expenditures related to the opening of new stores since October 1995. Other income as a percentage of net sales was unchanged at .5%.

For the periods ended October 27, 1996 and October 29, 1995, the statements of operations reflect a provision for federal, state and provincial income taxes based on the Company's expected annual tax rates.

Thirty-nine Weeks Ended October 27, 1996 Compared to Thirty-nine Weeks Ended October 29, 1995

Net sales from continuing operations increased from $342.1 million in the thirty-nine weeks ended October 29, 1995 to $374.0 million in the thirty-nine weeks ended October 27, 1996, a 9.3% increase. The net sales increase in the thirty-nine weeks ended October 27, 1996 was primarily attributable to the inclusion of operating results for new stores opened since October 29, 1995.

Net sales in comparable stores decreased 3.7% during the thirty-nine week period ended October 27, 1996. Management believes that comparable store sales were modestly impacted by cannibalization from new stores which overlapped the customer base of existing stores as a
result   of  the  Company's  strategy  to  dominate  certain  markets.
Additionally, comparable store sales were adversely affected by increased competition and cooler weather in the Midwest during the first quarter than experienced in the prior year coupled with weak sales in in-line skates and bicycles through the first half of the year. Finally, comparable store sales were adversely affected by the re-positioning of the Company into more profitable businesses. Several personnel and organizational changes have been made to address the Company's comparable store sales performance. These include new senior executives in merchandising, marketing, and store operations and a new organizational structure of the buying staff. The sales volumes and operating results in the Canadian locations have been significantly less than their U.S. counterparts.

Gross profit after buying, distribution and occupancy costs increased $7.3 million during the thirty-nine week period ended October 27, 1996 to $87.4 million, a 9.1% increase, due primarily to a higher level of sales. Gross profit as a percentage of net sales was unchanged at 23.4%. Even though the merchandise cost of sales, as a percentage of net sales, decreased during the thirty-nine week period, this favorable variance was offset by increased occupancy costs as a percentage of net sales due to the inclusion of the new stores.

Store expenses increased from $59.7 million in the period ended October 29, 1995 to $63.9 million in the period ended October 27, 1996, a 7.0% increase. This increase was primarily due to the inclusion of operating expenses in the thirty-nine weeks ended October 27, 1996 for the new stores opened since October 29, 1995. As a percentage of net sales, store expenses decreased from 17.5% in the period ended October 29, 1995 to 17.1% in the period ended October 27, 1996 due primarily to decreases in net advertising expenses as well as improved efficiencies in overall regional expense categories.

General and administrative expenses increased from $11.9 million in the thirty-nine weeks ended October 29, 1995 to $14.2 million in the thirty-nine  weeks  ended  October  27,  1996,  a 19.3% increase.  This
i n c r e ase was due primarily to additional computer equipment depreciation and lease costs and additional personnel related costs for employees added since October 1995. As a percentage of net sales, general and administrative expenses increased from 3.5% in the period ended October 29, 1995 to 3.8% in the period ended October 27, 1996 due to the additional expenditures discussed above and the comparable store sales declines.

Operating income increased from $7.3 million for the thirty-nine weeks ended October 29, 1995 to $8.3 million for the thirty-nine weeks ended October 27, 1996. As a percentage of net sales, operating income increased from 2.1% for the thirty-nine weeks ended October 29, 1995 to 2.3% in the thirty-nine weeks ended October 27, 1996 primarily due to the decrease in direct store expenses.

Net interest expense as a percentage of net sales increased from 1.0% to 1.6% due to higher average borrowings and increased interest rates over the prior year. Total borrowings were higher than the previous year primarily due to the capital expenditures related to the opening of new stores in fiscal year 1995 and 1996. Other income decreased slightly as a percentage of net sales from (.2)% to (.0)% for the thirty-nine weeks ended October 29, 1996 and October 27, 1996, respectively.

For the periods ended October 27, 1996 and October 29, 1995, the statements of operations reflect a provision for federal, state and provincial income taxes based on the Company's expected annual tax rates.

Liquidity and Capital Resources

As of October 27, 1996, the Company had working capital of $30.4 million as compared to $80.3 million as of January 28, 1996. The most
significant   factor  in  the  decrease  in  working  capital  was  the
classification of the Company's bank borrowings to current liabilities in accordance with an EITF consensus as described in the attached financial statements (see Note 6). Without giving effect to this characterization as a current liability of the Company's borrowings that are due in 2001, a portion of these bank borrowings would have been classified as long-term and working capital would have been approximately $50.0 million higher. Net cash used in operating activities was $22.0 million for the thirty-nine weeks ended October 27, 1996, versus $16.8 million for the thirty-nine weeks ended October 29, 1995. The primary differences between the $22.0 net cash used in operations during the thirty-nine weeks ended October 27, 1996 and the $16.8 million in the prior year is related to changes in merchandise inventories, prepaid expenses and other assets and accrued expenses. The $15.6 million increase in merchandise inventories from January 28, 1996 to October 27, 1996 is less than the $66.2 million increase during the same period in the prior year due to the Company's efforts in reducing average per store inventories by 13.2% from October 29, 1995. The $6.0 million decrease in prepaid expenses and other assets from January 28, 1996 to October 27, 1996 is more than the $4.3 million increase during the same period in the prior year due to $2.3 million payment from the liquidator for the closing of the No Contest division, $1.6 million decrease in the prepaid income taxes due to estimated quarterly tax payments coupled with $2.0 million decrease in deferred capitalizable preopening for the four new stores opened since January 28, 1996. Net cash used during the thirty-nine weeks ended October 27, 1996 also reflects a $14.3 million decrease in accrued expenses from January
28, 1996 primarily related to reductions in amounts accrued for advertising, fixed assets and the reserve for store closings.

Net cash used in investing activities decreased from $20.4 million in fiscal 1995 to $13.1 million in fiscal 1996. The net cash used in investing activities in fiscal 1996 was primarily the result of $11.7 m i l lion in capital expenditures coupled with $1.7 million in expenditures for the purchase and construction of certain properties for future store locations which the Company intends to sell and lease back from unaffiliated third parties. The net cash used in investing activities in fiscal 1995 was primarily the result of $16.9 million in capital expenditures and $3.1 million in expenditures for the purchase and construction of certain properties for future store locations which the Company intends to sell and leaseback from unaffiliated third parties.

Net cash provided by financing activities for the first thirty-nine weeks of fiscal 1996 of $31.2 million was primarily due to $56.5 million net advances on the lines of credit partially offset by $20.2 million in early extinguishment of debt and $5.4 million of principal payments on the Allstate loans. The net cash provided by financing activities in fiscal 1995 was primarily due to $39.9 million net advances on the lines of credit partially offset by $5.1 million in principal payments under capital lease obligations and long-term debt and payments on the construction loan.

On September 6, 1996, the Company entered into a $135.0 million revolving credit agreement with Bankers Trust. The proceeds from this new credit facility were used to repay all borrowings outstanding under the previous revolving credit facility and the loans from Allstate. The new credit facility has a five year term and is secured by the inventory and personal property of the Company. Interest is due monthly on outstanding borrowings based on LIBOR plus a fee ranging up to 2.50% depending on the maintenance of certain financial ratios. The Company also has the option to borrow at the prime rate (8.25% at
October 27, 1996) plus 1.00%. This new revolving line of credit requires the maintenance of minimum net worth and maximum debt to inventory ratios. The new facility provides the Company with less restrictive convenants and greater borrowing availability than the p r evious revolving credit facility. As of December 3, 1996, approximately $116.7 million was outstanding under the revolving line of credit. The Company, historically, has experienced its peak borrowing levels during the year near the end of November.

In order to comply with the Emerging Issues Task Force Issue No. 95-22 regarding classification of certain debt instruments, the borrowings under this revolving line of credit have been classified as current liabilities. However, based on the terms of the agreement and the Company's business plan, the Company believes the amount outstanding under the revolving line of credit will be due and payable in September 2001.

The Company's primary on-going cash requirements for fiscal 1996 relate to capital expenditures relating to improvement of existing operations. As of October 27, 1996, the Company had invested approximately $5.5 million in capital expenditures related to the opening of the four stores in Wisconsin and Vancouver. In addition, the Company plans to i n vest, during fiscal 1996, approximately $4.5 million in the r e n o v a tion of existing stores and distribution centers and approximately $3.2 million to upgrade its management information systems of which $4.0 million and $2.0 million, respectively, has already been expended as of October 27, 1996. The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flow from operations, bank borrowings, normal trade credit agreements and the continued use of lease financing.

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

During the course of operating in Canada, the Company enters into forward exchange and option contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses arising from these foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of October 27, 1996, the Company had approximately
$40.0 million of open forward exchange and option contracts with various settlement dates prior to January, 1997.

Seasonality and Inflation

The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes. For fiscal years 1995 and 1994, the second and fourth fiscal quarters combined accounted for approximately 58% and 57%, respectively, of the Company's fiscal year net sales. The loss before taxes was significantly impacted in the fourth quarter of fiscal 1995 by the charges which resulted primarily from closing the No Contest operations and two Sportmart locations, however, typically, the second and fourth quarters account for substantially all of the Company s income before taxes. In contrast, the Company has consistently experienced net losses in the third quarter. Inventory levels, which gradually increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the
o p e rations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine weeks ended October 27, 1996.

Private Securities Litigation Reform Act of 1995

The statements which are not historical facts contained in this filing are forward looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competition, development of private brand products, capacity and supply constraints or difficulties, the results of financing efforts, the Company s ability to manage its expansion efforts in new markets, including
Canada, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         A.   Exhibits.
              Exhibit 4.1 - * Sportmart, Inc. Restricted Stock Plan
              Exhibit 11 -    Statement  regarding  computation of loss
                              per share.
              Exhibit 27 -    Financial Data Schedule

         B.   Reports on Form 8-K.
              None.


* Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant s Form S-8 Registration Statement No. 333-16389.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPORTMART, INC.
Date:  12/11/96                         By:    /S/ ANDREW S. HOCHBERG

                                        Andrew S. Hochberg, Chief Executive
                                        Officer


Date: 12/11/96                          By:    /S/  THOMAS T. HENDRICKSON

                                        Thomas T. Hendrickson, Executive
                                        Vice President and
                                        Chief Financial Officer