Form 10-K
period 1997-02-02
SPORTMART INC
filed 1997-05-05
CIK 890572

FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number:   0-20672

                                   Sportmart, Inc.
           (Exact name of registrant as specified in its charter)

                Delaware                                    36-2702213
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      1400 South Wolf Road, Suite 200, Wheeling, Illinois 60090
    (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (847) 520-0100

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

           Voting Common Stock, par value $.01
                   (Title of class)
           Class A Common Stock, par value $.01
                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X .  No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of April 15, 1997, the aggregate market value of the Voting Common Stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's Voting Common Stock as quoted on the Nasdaq National Market, was approximately $6,178,530 (for purposes of calculating this amount only, directors, officers and beneficial owners of 5% or more of the Voting Common Stock of the registrant have been deemed affiliates). On April 15, 1997, there were 12,843,568 shares of common stock outstanding, which amount consists of 5,148,833.5 shares of Voting Common Stock and 7,694,734.5 shares of Class A Common Stock.

     Portions of the registrant's Proxy Statement for its Annual
Meeting of Stockholders, currently scheduled to be held on June 27, 1997, are incorporated by reference into Part III of this Report.

     There are 47 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 45.

                            PART I

ITEM 1.   BUSINESS

General

     Sportmart, Inc. (the "Company") is a leading sporting goods superstore retailer, which pioneered the superstore concept in 1971. As of February 2, 1997, the Company operated 70 stores, with 16 stores in the Chicago metropolitan area, 13 stores in the Los Angeles metropolitan area, eleven stores in the San Francisco/Sacramento area, eleven stores in Canada, five stores in the Minneapolis metropolitan area, three stores in each of the Seattle and Columbus, Ohio metropolitan areas, two stores in each of the San Diego, Milwaukee and Portland areas and one store in each of the Cleveland and Des Moines areas. On January 16, 1997, the Company announced the closing of the eleven stores in Canada which were operated by its Canadian subsidiary Sportdepot Stores Inc. The liquidation of the Canadian stores inventory was completed in April 1997. The Company is limiting expansion in 1997 in order to focus its resources on existing operations in the United States.

Business Strategy

      Key factors of Sportmart's ability to successfully compete in the retail sporting goods industry include:

     Merchandising

     Sportmart is committed to providing both quality name-brand and private-brand merchandise at everyday low prices, in a specialty store, rather than a "warehouse" store, environment. The Company believes that the breadth and depth of its in-stock merchandise selection exceeds that which is generally available in specialty stores, discount and department stores and other traditional sporting goods chains and that it is able to offer customers convenient, one-stop shopping for their complete sporting goods needs.

     Customer Service

     Fundamental to the Company's philosophy is a Company-wide culture of customer service and customer satisfaction. Consequently, the Company has implemented procedures and training programs to increase its sales staff's responsiveness and knowledge aimed at exceeding the customer's expectations.

     Leading Position in Major Markets

     Sportmart's aim is to be a leading sporting goods superstore retailer in each of its developed markets. Management believes that the superstore concept for sporting goods can be most effectively carried out in major metropolitan areas which offer an adequate population base and favorable demographic characteristic supplemented by additional stores in smaller markets that can be serviced by the same distribution centers.

     Economies of Scale

     Sportmart has established itself in existing developed markets by opening clusters of stores which can be serviced by a central distribution center and which also provide economies of scale in advertising, promotions and other overhead expenses. Additionally, stores in smaller markets are also serviced by the same distribution centers.

Merchandising

     Sportmart's merchandising strategy focuses on offering in one superstore a broad and deep selection of in-stock, quality, name-brand and private-brand merchandise. The Company's comprehensive product assortment is presented in the integrated "Four Worlds" format that combines equipment and apparel by sport. The "Worlds"consist of team sports, footwear, outdoors and fitness. Each store offers a wide variety of sports equipment, apparel, footwear and accessories designed to meet the total sporting goods needs of its customers, from casual sports participants to serious athletes. In addition, the in-store merchandise assortment is tailored to reflect the specific regional and seasonal needs of each store.

     The table below provides the percentage of Sportmart's sales represented by each of the listed categories for the last three fiscal years:

                                        Sales By Category
                                        Fiscal Years Ended
                                      Feb 2,      Jan. 28,  Jan. 29,
                                       1997        1996      1995
Soft Goods:
    Sportswear and Athletic Apparel     28.5%      26.1%     26.3%
    Athletic Footwear                   23.0       20.8      21.2
          Total Soft Goods              51.5       46.9      47.5
Hard Goods1                             48.5       53.1      52.5
     Total Sales                       100.0%     100.0%    100.0%

1 Hard goods generally consist of participation (club) equipment, in-line skates, fitness equipment, field and stream and outdoor equipment.

     In fiscal 1996, the Company purchased merchandise from approximately 1000 vendors and, in fiscal 1996, the Company's largest vendor, Nike, Inc., accounted for approximately 20% of its total merchandise purchases.

Customer Service and Training

      Customer service at Sportmart includes knowledgeable sales associates, a liberal return policy, new product demonstrations and "Tech Centers" for on-site customer services. Sportmart is expanding customer service with a program that is adding certified sports specialists for key sports in a growing number of store locations. Management believes its continuing attention to customer service enhances the Company's ability to attract and retain customers and associates.

     The Company also places great emphasis on the training of store level management and associates. Each store is staffed with one manager, up to two assistant managers and three to six department managers. Management associates are trained in a number of areas, including sales techniques, management techniques and product knowledge. The Company seeks to encourage responsiveness and entrepreneurship at the store level by tying store manager bonuses to
store performance.   Associates are also encouraged to participate in
Company sponsored clinics and product demonstrations to gain first-hand product knowledge. Large vendors such as Nike, Wilson, Adidas and Rollerblade conduct quarterly meetings to discuss new products and product technologies with Sportmart associates.

     The prototypical store has a visible "Tech Center" which offers a wide range of on-site services by trained technicians. Customers can purchase and watch racket stringing, golf club regripping, bowling ball drilling, ski binding installation and bike assembly. Management believes such services instill customer confidence that Sportmart's merchandise will be "competition-ready" when it leaves the store.

Marketing

     Sportmart's comprehensive marketing program includes an integrated program of advertising, event marketing and public relations. Sportmart's marketing program is administered by the Company's marketing staff with support from an outside advertising agency.

     The advertising program is concentrated in extensive newspaper advertising that provides a broad-based method of reaching existing customers and prospecting new customers. This is supplemented by television, radio and targeted direct mail advertising. Sportmart advertises in major metropolitan newspapers as well as regional newspapers circulated in areas surrounding Sportmart locations to achieve maximum market coverage. Advertisements typically consist of full-color Sunday newspaper inserts and weekly single-page advertising. Television is generally concentrated in the two to three weeks of peak selling periods such as Father's Day and Christmas. Sportmart receives substantial vendor cooperative advertising reimbursements.

     Targeted direct mail advertising is implemented according to specific customer information provided by Sportmart's Frequent Buyer database, which rewards customers for loyalty and tracks customer shopping patterns. Direct mail consists of sport-specific mailers targeted during key "windows of opportunity" to customers who have demonstrated the greatest propensity to purchase such goods. Direct mail also supplements heightened newspaper and broadcast advertising during peak selling periods such as Father's Day and Christmas. A portion of the direct mail program is targeted to prospective Sportmart customers matching specified demographics.

     Sportmart also sponsors tournaments and amateur competitive events in an effort to align itself with both the serious sports enthusiast and the recreational athlete. Sportmart is also recognized as a major sponsor of professional sport teams in its markets, including, from time to time, the Bulls, White Sox, Cubs and Bears in Chicago, the Dodgers in Los Angeles, the Supersonics in Seattle, the Twins and Vikings in Minneapolis, and the Giants in San Francisco.

     Events marketing includes a targeted women's sports program entitled "The Woman Athlete, Breaking the Myth". Sportmart has identified this as a major company objective as participation in women's sports continues to escalate and the loyalty of the female customer is an important element in Sportmart's long term success. A key component of this program is the Sportmart Women's Advisory Team, or "SWAT". The Team is composed of five Olympic champions including Janet Evans (four-time Olympic Gold Medalist in swimming), Mia Hamm (Olympic Gold Medalist in soccer), Katrina McClain (two-time Olympic Gold Medalist in basketball), Dot Richardson (Olympic Gold Medalist in softball), and Willye White (two-time Silver Medalist in track and field, and the first American to compete in five consecutive Olympics). This stellar team of athletes, along with the prestigious Women's Sports Foundation, guides Sportmart in the administration of a scholarship program that awards eight scholarships to young women athletes entering college. Applications are received from all Sportmart markets. The Team also appears in key Sportmart advertising to communicate the importance and benefits of sports participation for all women. The SWAT Team will continue to guide Sportmart in its merchandising and marketing to women.

     Sportmart's marketing program provides a unique competitive advantage through its Frequent Buyer Program. In the second quarter of 1997, the Company will enhance its current Frequent Buyer Program with the PLAY!BUY!PLAY! Frequent Buyer Program. It will offer expanded membership benefits including special mailings and promotional offers, and a preferred pricing program exclusively for PLAY!BUY!PLAY! members. This program positions Sportmart to build lifetime loyalty and maximize the profitability of its most productive customers.

Expansion

     The Company's growth strategy has been based primarily upon opening clusters of stores in major metropolitan areas that are serviced by central distribution centers and opening additional stores in smaller markets that can be serviced by the same distribution centers. In 1992, the Company adopted an aggressive expansion program and, since the Company's initial public offering in October 1992, the Company grew from 26 stores to 71 stores and entered the following twelve new geographical markets: San Francisco/Sacramento, Minneapolis, Seattle, Portland, Columbus, Cleveland, Des Moines, Milwaukee and Calgary, Edmonton, Vancouver and Toronto, Canada. On January 16, 1997, the Company announced its plan to close the eleven stores in Canada. With these store closings and the closing of a Wheeling, Illinois clearance center in the second quarter of 1996, the Company operated 59 stores as of April 25, 1997.

     In January 1995, the Company entered into a joint venture agreement with Dovrat, Shrem & Co. Trading Ltd. ("Dovrat") under which "Sportmart Israel Ltd." (the "Joint Venture") was formed as a corporation under the laws of the State of Israel. Pursuant to this agreement, the Company licensed the "Sportmart" name and certain commercial and technical information to the Joint Venture. In fiscal 1996, the Joint Venture was restructured, so that Dovrat exited the Joint Venture and Fishman Reshatot Ltd. took a controlling interest in the Joint Venture (the "Restructed Venture"). The Company owns approximately 15% of the Restructed Venture and has approximately $100,000 remaining as its investment.

     In July 1995, the Company entered into an agreement to license the "Sportmart" name to Nichii Co. Ltd. for use in Japan and to provide retail consulting to such operations. In addition to an initial fee paid to Sportmart for the license agreement, Nichii pays Sportmart a royalty quarterly based upon gross sales for the preceding quarter. The initial term of the license agreement will expire on September 30, 1997, but the arrangement may be extended as a joint venture at the mutual consent of the parties.

Store Operations

     Stores

     The Company believes that store design contributes significantly to its overall merchandising strategy. The average store is approximately 42,000 square feet. Each store is designed to provide ample space for Sportmart's customers to shop the Company's extensive product offerings. Generally, 85% of store space is dedicated to selling while 15% is reserved for warehousing. Sportmart's prototype store design has wide aisles, central checkouts and high ceilings, but does not project a "warehouse" image. Because the Company does not warehouse goods on its selling floor, its stores have greater flexibility in utilizing and formatting their selling floor and providing customers with effective sight lines to products on display. The Company's merchandise assortment is presented in an integrated "Four Worlds" format. The merchandise "Worlds" are team sports, footwear, outdoors and fitness. In this format, the display of equipment and apparel are integrated by sport and merchandised within the Company's typical "racetrack" floor layout. In fiscal 1996, the Company also rolled out its "Four Worlds" concept in a new prototype design in the Company's Lombard location. In this new prototype design rather than displaying merchandise in the Company's typical "racetrack" layout, the new prototype integrates hard lines and soft lines merchandise in four distinct areas of a store. The Company anticipates some additional rollouts of this prototypical design in fiscal 1997.

     The Company operates stores in a variety of shopping environments. The Company considers each of its stores to be a destination for its customers, conveniently located in an identified trade area within one of its markets.

     Distribution

     The Company utilizes a "hub and spoke" distribution system in which a central distribution center serves surrounding regional stores. Management believes that its distribution system has the following advantages as compared to a direct delivery (i.e., drop shipping) system utilized by other superstore and warehouse store sporting goods chains: reduced individual store inventory investment; more timely matching of store inventory needs; better use of relatively higher cost store floor space; and easier returns to vendors. This "hub and spoke" distribution system is utilized by many major volume retailers such as Wal-Mart, Toys "R" Us and Circuit City.

     Sportmart distributes substantially all of its products to its stores in California and the Pacific Northwest through a 202,500 square foot distribution center located in Fontana, California.
Substantially all of the merchandise flow for the stores in the Midwest is being distributed through a 142,000 square foot distribution center located in Woodridge, Illinois.

     Information Services

     In fiscal 1996, Sportmart focused its information systems resources on automated replenishment, electronic commerce, merchandise planning and inventory management. A centralized help desk function was initiated to provide support for the stores, distribution centers and home office users. The initial steps in upgrading the communications network infrastructure began in the fall and will continue throughout 1997. All systems currently are being reviewed for year 2000 compliance.

Competition

     The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains, warehouses, specialty stores, discount and department stores and other superstores. Many of the Company's competitors are affiliated with large national or regional chains that have substantially greater resources than the Company. With respect to sportswear, athletic apparel and athletic footwear, the Company competes with a number of specialty footwear stores. While stores face competition in individual markets from a variety of retailers, management believes that the Company's greatest competition in the long-term is likely to come from other superstores and from warehouse operations. Management believes that the primary competitive factors in the retail sporting goods industry include quality and assortment of merchandise, pricing, image, specialized customer service and costs of operations. Several of the Company's stores currently face direct competition from The Sports Authority stores, and the Company expects to face increased direct competition from other superstores and warehouse operations in the near future.

Associates

     Sportmart refers to all of its non-management employees as "associates." As of February 2, 1997, Sportmart had approximately 1,875 full-time associates and 2,371 part-time associates in the United States and Canada. None of the associates are unionized. The Company considers its relationship with its associates to be excellent.

 Tradenames

     "Sportmart" and Sportmart's corporate logo are federally registered servicemarks of the Company. Additionally, the Company has registered other trademarks and service marks used in connection with its operations and has trademark and servicemark registration applications pending in the U.S. and other nations. Management believes the strength of each of its servicemarks and trademarks is of considerable value to its business and will seek to promote and protect its servicemarks and trademarks as it deems appropriate.

Sportdepot Stores Inc. Subsidiary

     On January 16, 1997, the Company announced its decision to close its eleven Canadian based stores. The closing of the Canadian stores allows the Company to focus resources on its core U.S. markets. The Company completed the liquidation of its inventory in Canada in early April 1997. Finally, as of May 1, 1997 the Company has surrendered or will surrender pursuant to agreements three locations and a portion of a fourth location to Landlords in Canada in exchange for releases from the Company's lease obligations. The Company has also signed a leasehold purchase agreement for another location which is contingent upon certain landlord and municipal approvals. The Company is actively marketing the remaining locations.

ITEM 2.   PROPERTIES

     Of the Company's 59 U.S. stores, 16 stores are located in the Chicago metropolitan area, 13 stores are located in the Los Angeles metropolitan area, eleven stores are located in the San Francisco/Sacramento area, five stores are located in the Minneapolis metropolitan area, three stores are located in each of the Seattle and Columbus, Ohio metropolitan areas, two stores are located in each of the San Diego, Milwaukee and Portland areas and one store is located in each of the Cleveland and Des Moines areas.

     The Company leases all of its stores in the United States. As of February 2, 1997, eight of the leases were with partnerships, the partners of which are certain officers of the Company and their family members. In April 1997 the parcel of land upon which the Company's Vernon Hills store is located was sold to an unrelated third party. In connection with the sale, the lease for the Vernon Hills store was also assigned to the purchaser. Thus, the Company currently has seven leases with the partnerships as described above. Typically the Company occupies its stores under long-term leases which generally provide for an initial term of at least 15 years with multiple five-year renewal options. The Company's leases typically provide for the payment of minimum annual rent with periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance. In addition, the Company owns its location in Edmonton, Canada, and lease the remaining Canadian locations. The Company is currently marketing these locations as a result of the closing of its Canadian subsidiary. The Company also owns approximately 6 acres of land in Orland Park, Illinois, upon which the Company anticipates it will relocate its current Orland Park location.

     The Company leases a distribution center located in a 202,500 square foot facility in Fontana, California. The term of that lease expires September 30, 2008, assuming all options are exercised. The Company also leases a distribution center in Woodridge, Illinois in a 142,000 square foot facility. The term of this lease expires April 27, 2007, assuming all options are exercised.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 5.   MARKET FOR THE COMPANY'S COMMON SHARES AND RELATEd
          SHAREHOLDER MATTERS

     The Company's common shares are traded on the Nasdaq National Market under the symbol "SPMT" for the Voting Common Stock and "SPMTA" for the Class A Common Stock. As of April 15, 1997, there were approximately 195 holders of record of the Company's Voting Common Stock and approximately 199 holders of record of the Company's Class A Common Stock. The number of holders of record for both the Voting and Class A Common Stock does not include the beneficial owners of common shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

     The following table lists the reported high and low closing sales prices as quoted on the Nasdaq National Market for the last two years for the Company's Voting Common Stock and Class A Common Stock.

                       Voting Common Stock       Class A Common Stock
                           Price  Range              Price Range
                                 High       Low       High      Low
     Fiscal 1995

     First Quarter             $ 10.75   $  8.13   $  9.38   $  6.00
     Second Quarter              10.88      8.38      7.75      5.50
     Third Quarter               11.00      7.63      7.75      4.88
     Fourth Quarter               8.50      4.75      5.38      3.02

     Fiscal 1996

     First Quarter             $  6.25   $  4.00   $  4.00   $  2.88
     Second Quarter               5.75      3.50      4.13      2.44
     Third Quarter                4.75      3.25      3.75      2.63
     Fourth Quarter               4.50      3.13      3.63      2.38

     The Company did not pay cash dividends or distributions on its capital stock during fiscal 1996, 1995 or 1994. The Company currently intends to retain its cash flow from operations to improve its existing operations and to finance future growth and; therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including, the Company's earnings, financial condition and requirements, restrictions of financing agreements, business conditions and other factors. At present, the Company's revolving credit facility with its banks does not allow for the payment of cash dividends.

PART II

ITEM 6.        SELECTED FINANCIAL DATA

Financial Highlights

(Dollar amounts in thousands, except share data)

Fiscal Year Ended                 Feb 2, 1997(1)    Jan. 28,1996   Jan. 29,1995   Jan. 30,1994   Jan. 31,1993
Net Sales                            $514,611         $492,179        $413,337       $328,119       $244,467
Non-recurring charges(2)               33,224            5,711
Income from continuing operations
  for U.S. operations(3)(4)               413            1,757           9,510          8,415          6,110
Loss from continuing operations
  for Canadian operations              (5,902)          (2,508)
(Loss) income from continuing
  operations(3)                       (26,507)          (4,121)          9,510          8,415          6,110
Income Per Share from continuing
  operation for U.S.
  operations(3)(4)                        .03              .14             .87            .82            .69
Loss Per Share from continuing
  operations for Canadian
  operations                             (.46)            (.20)
(Loss) income Per Share from
  continuing operations(3)              (2.06)            (.32)            .87            .82            .69
Total Assets(5)                       266,597          287,499         226,812        170,907        110,570
Long Term Debt(6)                       3,409           52,808          31,114         34,501         15,146
Shares of Common Stock Outstanding
  at Year End                      12,826,360       12,774,371      12,751,075     10,235,000     10,235,000
Sportmart Superstores in Operation
  at Year End(2)                           70               67              53             42             31

(1) Fiscal 1996 refers to the 53 weeks ended February 2, 1997.
(2) Non-recurring charge for fiscal 1996 is the result of the decision to exit the Canadian market which includes closing 11 of the 70 superstores in operation at year end February 2, 1997.
(3) Restated for No Contest discontinued operations for fiscal years ended January 29, 1995, January 30, 1994 and January 31, 1993; pro forma for income taxes for the fiscal year ended January 31, 1993.
(4) Includes net income (loss) from continuing operations before any non-recurring charges and results from foreign operations.
(5) Certain fiscal 1993 and 1994 amounts have been reclassified to conform to the fiscal 1994 and 1995 presentations.
(6) Including the long term portion of capitalized lease obligations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth, for the fiscal years indicated, certain income and expense items expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                       Fiscal Year Ended
                                       February 2,  January 28,  January 29,
     Income Statement Data:               1997         1996        1995
     Net sales                            100.0%       100.0%      100.0%
     Cost of sales, including
       buying,distribution and
       occupancy                           77.9         77.4        75.5
     Gross profit                          22.1         22.6        24.5
     Operating expenses:                                                        Store expenses    18.0         18.1        16.4
       General and administrative
       expenses                             3.9          3.2         2.8
          Non-recurring charge              6.5          1.2         -
          Store pre-opening expenses         .3           .8          .6
     Interest expense                      (1.7)        (1.0)       (1.0)
     Other income                           0.0          0.3         0.1
     (Loss) income before income
       taxes,discontinued operations
       and extraordinary item              (8.3)        (1.4)        3.8
     (Benefit) provision for
       income taxes                        (3.1)        (0.6)        1.5
     Net (loss) income from
       continuing operations               (5.2)%       (0.8)%       2.3%
     Number of stores at end of
       period                                70           67          53

Fiscal Year Ended February 2, 1997 Compared to Fiscal Year Ended
January 28, 1996

    During fiscal 1996, the Company opened four new Sportmart
superstores and closed  the Wheeling, Illinois location.   The Company
also decided to close its 11 Canadian-based stores at the end of
fiscal 1996.   The Company engaged an independent company to liquidate
the Canadian inventories beginning in mid-January 1997 which was completed in mid-April 1997. These stores are still classified as open at the end of fiscal 1996 in the table above, as the stores were still operating during the liquidation process. During fiscal 1995, the Company opened 16 new stores and closed two stores, one in West Covina, California, and one in Chicago, Illinois (River North). As of February 2, 1997, the Company operated 70 stores (11 in the process of liquidation) as compared to 67 stores as of January 28, 1996.

     Net sales from continuing operations in fiscal 1996 (a 53 week period) increased 4.6% to $514.6 million from $492.2 million in fiscal 1995 (a 52 week period). The increase in net sales is due to sales contributions from the new stores opened during fiscal 1996 and 1995. The sales volumes in the eleven Canadian locations opened during fiscal 1996 and 1995 were less than those typically realized for new stores opened in the United States and less than the Company's expectations. The Company believes that the lower volumes in Canada resulted from significantly increased competition and declining demand in the Canadian sporting goods market during fiscal 1996.

     Comparable store sales decreased 6.8% for a comparable 52 week period versus the prior year. A store is included in comparable stores sales in its thirteenth month of operation. Management believes that comparable store sales in fiscal 1996 were impacted by increased competition, cooler weather in the Midwest for the spring season along with the re-positioning of the Company into businesses that historically have generated higher gross margins. The Company's strategy is to evolve from a sports generalist toward four strong specialty businesses, or "Four Worlds"; team sports, footwear, fitness and outdoor lifestyle. Within each world, floor space and inventory dollars are being allocated to better reflect the consumer's interest and maximize profitability per square foot. The results of the Company's apparel and footwear businesses have improved, particularly sales of private brand merchandise; however, these results were not enough to offset declines in hardlines merchandise. In an effort to improve its sales performance during fiscal 1997, the Company has increased advertising spending, added direct mail pieces and enhanced its frequent buyer program through promotional offers and a preferred pricing program.

     Gross profit from continuing operations, after buying, distribution, and occupancy costs,increased 2.7% from $111.0 million in fiscal 1995 to $114.0 million in fiscal 1996, due primarily to a higher level of sales. Gross profit as a percentage of net sales decreased from 22.6% to 22.1% primarily due to higher occupancy costs as a result of the significant number of new store openings during the past few years coupled with a significant increase in the merchandise cost of goods sold for the Canadian locations. In the U.S., however, overall gross profit increased 0.2% from the prior year. The Company's U.S. results reflect an improvement in the cost of merchandise sold net of the impact of the higher than expected shrinkage recorded in the fourth quarter. In response, the Company plans to install electronic article surveillance equipment in the stores which currently do not have it (approximately 24 stores) and to intensify its store audit programs. Finally, the Company is continuing to expand its private brand business in fiscal 1997 which historically has generated higher gross margins.

     Store expenses increased 4.5% from $89.0 million in fiscal 1995 to $93.0 million in fiscal 1996. As a percentage of net sales, store expenses decreased slightly from 18.1% to 18.0%. Store expenses for the U.S. locations decreased in both dollars and as a percentage of net sales. The decrease was due mainly to decreases in net advertising expenses as well as improved efficiencies in overall regional expense categories.

     General and administrative expenses increased to $19.9 million in fiscal 1996 from $15.9 million in fiscal 1995, a 25.2% increase. This increase was due primarily to replacing and hiring additional personnel and information system related costs (computer equipment depreciation and lease costs) to support the Company's strategic goals. As a percentage of net sales, general and administrative expenses increased to 3.9% of net sales for fiscal 1996 versus 3.2% for fiscal 1995.

     Store pre-opening expenses decreased from $3.8 million in fiscal
1995 to $1.7 million in fiscal 1996, a 55.3% decrease. Store pre-opening expenses in fiscal 1996 reflect the opening of four new locations along with the remodeling of the Lombard, Illinois location at an average cost per store of approximately $340,000. Store pre-opening expenses in fiscal 1995 reflect the opening of sixteen new stores at an average cost per store of $237,000. The average cost per store increased over the prior year mainly due to the occupancy costs paid at the Canadian locations before the stores opened for business.
The average cost per store in the U.S. for the two new locations and the one remodel was approximately $226,000.

     A pre-tax charge of $33.2 million for non-recurring items was recorded during the fourth quarter of fiscal 1996 primarily in conjunction with closing the eleven Canadian locations. The Company engaged an outside service to liquidate the inventory beginning in mid-January 1997 and the liquidation was completed by mid-April 1997. The closing of these eleven locations will result in personnel reductions of approximately 600 people. Upon completion of the closings, the Company expects to realize approximately $3.5 to $4.5 million (net of tax) of annual cost savings.

     Operating loss in fiscal 1996 was $33.9 million as compared to $3.4 million in fiscal 1995 due to a combination of the factors described above including the non-recurring charge, comparable store sales declines and the poor results in Canada.

     Interest expense as a percentage of net sales increased from 1.0% for fiscal 1995 to 1.7% for fiscal 1996. The increase over the prior year was due to increased borrowings related to funding Canada and partially to increased interest rates. Other income/expense decreased from income of $1.4 million for fiscal 1996 to expense of $21,000 for fiscal 1996. The decrease in other income is due to the addition of bank commitment fees, the recognition of the Company's portion of the loss in its joint venture in Israel during the year coupled with a decrease in the revenue received from landlords for late opening penalties.

     Income tax benefit as a percentage of loss from continuing operations was 38.1% for fiscal 1996, as compared to an income tax expense of 42.2% in fiscal 1995. This decrease in the effective income tax rate is primarily due to the elimination of the higher federal and provincial statutory rates in Canada. Included in the February 2, 1997 Consolidated Balance Sheet, the Company had an income tax refund receivable of $11.0 million, primarily as a result of the income tax benefit recorded for fiscal 1996. As of April 25, 1997, $10.7 million of the currently refundable income taxes had been received. As of February 2, 1997, the Company has available federal and state net operating loss carry forwards of approximately $19.0 million for offset against taxable income. Based on the Company's business plan and the timing of the reversals of temporary differences, management believes the Company will be able to realize the benefit of the net deferred tax asset on the Consolidated Balance Sheet as of February 2, 1997.

     The net loss from continuing operations for fiscal 1996 and 1995 was $26.5 million and $4.1 million, respectively, as a result of the items discussed above including the non-recurring charge, comparable store sales declines and the poor results in Canada. The net income for the U.S. operations, excluding non-recurring charges and results from foreign operations, was $413,000 for the fiscal year ended February 2, 1997.

     During fiscal 1995, the Company closed its No Contest division and established an after-tax reserve of $1.7 million for discontinued operations. During fiscal 1996, an additional after-tax charge of $90,000 was recorded as discontinued operations as a result of increased costs associated with the No Contest closing.

     During the third quarter of fiscal 1996, the Company incurred an extraordinary charge of approximately $460,000, net of income taxes of $335,000, as a result of the termination of the previous revolving credit facility with a syndicate of banks and the Senior Notes from Allstate Insurance Co.

 Fiscal Year Ended January 28, 1996 Compared to Fiscal Year Ended
January 29, 1995

     During fiscal 1995, the Company opened 16 new Sportmart superstores and closed two stores, one in West Covina, California, and one in Chicago, Illinois (River North). The Company also announced plans to close another store in Chicago (Wheeling, Illinois) in early 1996. During fiscal 1994, the Company opened 12 new stores, relocated one store and closed one store located in Glendale, California. As of January 28, 1996, the Company operated 67 stores as compared to 53 stores as of January 29, 1995.

     Net sales from continuing operations for fiscal 1995 increased
19.1% to $492.2 million from $413.3 million in fiscal 1994.   The
increase in sales was due to sales contributions from the new stores opened during fiscal 1995 and 1994. The sales volumes in the nine Canadian locations opened during fiscal 1995 were less than those typically realized for new stores opened in the United States and less than the Company's expectations. The Company believes that the lower volumes in Canada resulted from significantly increased competition from additional sporting goods superstores opened in the Toronto metro market during the second half of fiscal 1995.

     Comparable store sales decreased 4.3% during fiscal 1995 versus fiscal 1994. Management believes that comparable store sales in fiscal 1995 were modestly impacted by cannibalization from new stores which overlapped the customer base of existing stores as a result of the Company's strategy to dominate certain markets. Additionally, comparable store sales were adversely affected by increased competition and a weak Southern California retail environment. Finally, comparable store sales were negatively impacted by lower than anticipated sales of ski related merchandise during the fourth quarter, particularly on the West Coast. Several personnel and organizational changes were made during fiscal 1995 to address the Company's comparable store sales. These include new senior executives in merchandising, store operations and inventory management and a new organization of the buying staff.

     Gross profit from continuing operations, after buying, distribution, and occupancy costs increased 9.5% from $101.4 million in fiscal 1994 to $111.0 million in fiscal 1995, due primarily to a higher level of sales. Gross profit as a percentage of net sales decreased from 24.5% to 22.6% primarily due to higher occupancy costs as a result of the significant number of new store openings during the past few years and markdowns necessary to achieve targeted levels of inventories. The personnel and organizational changes discussed above were also made to address the Company's goal of improving gross margins.


     Store expenses increased 31.8% from $67.5 million in fiscal 1994 to $89.0 million in fiscal 1995. As a percentage of net sales, store expenses increased from 16.4% to 18.1% primarily due to higher advertising expenditures and increased store salaries as a percentage of sales. The higher advertising expenditures resulted from the increased promotional nature of retailing during the holiday season while the higher store salaries rate was related to the lower sales achieved in both the new stores recently opened and the comparable store sales decline.

     General and administrative expenses increased to $15.9 million in fiscal 1995 from $11.7 million in fiscal 1994, a 35.9% increase. This increase was due primarily to expenditures related to replacing and hiring additional personnel to support the Company's strategic goals. As a percentage of net sales, general and administrative expenses increased to 3.2% of net sales for fiscal 1995 versus 2.8% for fiscal 1994.

     Store pre-opening expenses increased to $3.8 million in fiscal
1995 from $2.6 million in fiscal 1994, a 46.2% increase. Store pre-opening expenses in fiscal 1995 reflected the opening of sixteen new stores at an average cost per store of approximately $237,000. Store pre-opening expenses in fiscal 1994 reflect the opening of twelve new stores and the relocation of one store at an average cost per store of approximately $197,000. The average costs per store increased over the prior year due to additional start-up costs associated with entering the Canadian market.

     A pre-tax reserve of $5.7 million for non-recurring charges was established during the fourth quarter of fiscal 1995 to provide for the costs associated with closing the River North store (located near downtown Chicago) and a clearance center store (located in Wheeling, Illinois) along with a reserve primarily for severance pay. The River North location was closed as of the end of fiscal 1995 and the Wheeling store is expected to be closed during the second quarter of fiscal 1996. The closing of these two locations will result in personnel reductions of approximately 80 people. Upon completion of the closings and severance amounts, the Company expects to realize approximately $1.1 million (net of tax) of annual cost savings.

     Operating loss in fiscal 1995 was $3.4 million as compared to operating income in fiscal 1994 of $19.6 million due to a combination of the factors described above including the non-recurring charge, comparable store sales declines and the lower than expected sales for the new Canadian stores.

     Net interest expense as a percentage of net sales remained unchanged at 1.0% for both fiscal 1995 and fiscal 1994. Other income increased to $1.4 million in fiscal 1995 from $.4 million in fiscal 1994. The increase in other income is primarily due to the introduction of a new branded credit card program and an increase in the revenue received from landlords for late opening penalties.

     Income tax benefit as a percentage of loss from continuing operations was 42.2% for fiscal 1995, as compared to an income tax expense of 39.5% in fiscal 1994. This increase in the effective income tax rate is primarily due to the higher federal and provincial statutory rates in Canada.

     As a result of the Company's strategy to concentrate on its Sportmart superstore operations, the Company decided to close it's No Contest division at the end of fiscal 1995. Accordingly, an after-tax reserve of $1.7 million was established in fiscal 1995 for costs associated with the closing of the division. Net loss from discontinued operations remained constant at approximately $.6 million for both fiscal 1995 and 1994.

Liquidity and Capital Resources

     As of February 2, 1997, the Company had working capital of $9.2
million as compared with $80.3 million as of January 28, 1996.   The
significant decrease in working capital is mainly due to the reclassification of the bank borrowings from long-term debt to current liabilities in compliance with Emerging Issues Task Force Issue No. 95-22 and the $20.2 million payoff of the long-term debt in conjunction with a new line of credit facility established in September, 1996. Net cash used in operating activities was approximately $5.2 million in fiscal 1996 versus net cash provided by operating activities of approximately $4.5 million in fiscal 1995 and net cash used in operating activities of approximately $25.1 million in fiscal 1994. The net loss of $27.1 million, the decrease in accounts payable of $22.4 million and the $6.8 million increase in income tax receivable due to the income tax benefit recorded for the exiting of Canada was partially offset by the decrease in merchandise inventories of $12.0 million, the increase in accrued expenses of $23.2 million, the $11.8 million in depreciation expense and the $7.2 million decrease in prepaid expenses and other assets due to the closing of the Canadian operations coupled with the $2.3 million payment from the liquidator for the closing of the No Contest division resulting in net cash used in operating activities of $5.2 million for fiscal 1996. The $4.5 million net cash provided by operating activities for fiscal 1995 was the result of the $31.6 million increase in accounts payable and $11.9 million increase in accrued expenses and the $8.8 million in depreciation expenses partially offset by a $33.1 million increase in merchandise inventories and the $6.4 million net loss for the year.

     Net cash used in investing activities decreased from $28.1 million in fiscal 1995 to $13.9 million in fiscal 1996. The net cash used in investing activities in fiscal 1996 was primarily the result of $14.6 million in capital expenditures relating to the four new stores and the one remodel. The net cash used in investing activities in fiscal 1995 was primarily the result of $29.3 million in capital expenditures relating to the 16 new stores and $3.5 million increase in assets held for sale (expenditures for the purchase and construction of certain properties for store locations which the Company intends to sell and leaseback from unaffiliated third parties) offset by $5.5 million in proceeds from the sale and leaseback of assets.

     Net cash provided by financing activities decreased from $24.5 million in fiscal 1995 to $17.9 million in fiscal 1996. The net cash provided by financing activities in fiscal 1996 was primarily the result of $45.0 million net advances on lines of credit partially offset by the $20.2 million early extinguishment of long-term debt along with the $5.4 million of principal payments under long-term debt. The net cash provided by financing activities in fiscal 1995 was primarily the result of $29.4 million net advances on lines of credit partially offset by $3.4 million payment on construction loans.


     On September 6, 1996, the Company entered into, and subsequently amended certain provisions of, a $135.0 million revolving credit agreement with a syndicate of banks. This revolving line of credit expires in September 2001 and funds both seasonal and general capital requirements. Inventory and personal property of the Company have been pledged as collateral for this line of credit. The line of credit provides for monthly interest payments on outstanding cash borrowings based on LIBOR (London Interbank Offered Rate) plus a fee ranging up to 2.50% depending on the maintenance of certain financial ratios. The Company also has the option to borrow at the prime rate (8.25% at February 2, 1997) plus 1.00%. In addition, the facility also provides for the issuance of letters of credit, not to exceed $25.0 million, for a fee equal to 1.5% per annum. This revolving line of credit requires the maintenance of minimum net worth and maximum debt to inventory ratios and prohibits the payment of cash dividends. The new facility provides the Company with less restrictive covenants and greater borrowing availability than the previous revolving credit facility. As of April 25, 1997, approximately $82.0 million in cash borrowings and $4.5 million in letters of credit (to support imported merchandise and certain real estate transactions) were outstanding under this line of credit. The proceeds from this new credit facility were used to repay all borrowings outstanding under the previous revolving credit facilities and the Senior Notes payable to Allstate Life Insurance Co.

     In order to comply with Emerging Issues Task Force Issue No. 95-22 regarding classification of certain debt instruments, the borrowings under this revolving line of credit have been classified as current liabilities. However, based on the terms of the agreement and the Company's business plan, the Company believes the amount outstanding under the revolving line of credit will be due and payable on its stated maturity in September, 2001.

     The Company's primary ongoing cash requirements relate mainly to the improvement of existing operations. The Company anticipates opening one store during fiscal 1997. The capital expenditures related to this opening are estimated to be approximately $750,000.
In addition, the Company plans on investing approximately $5.8 million in the renovation of existing stores and distribution centers and approximately $1.4 million to upgrade its management information systems. The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flows from operations, normal trade credit agreements and bank borrowings.

Foreign Currency and Interest Rate Risk Management

     Derivative financial instruments are utilized by the Company to reduce interest rate and foreign currency exchange risks. The Company does not use derivatives for speculative trading purposes.

     In March 1995, the Company entered into an interest rate swap agreement with a major financial institution. This agreement became effective in August 1995 and expires in August 1998. This agreement effectively converts $10.0 million of its floating rate bank debt (based on LIBOR plus a fee determined by financial performance) to a fixed rate of 7.54% (plus the same fee) and requires settlement on a quarterly basis. The difference in interest between the fixed rate and effective LIBOR interest rate is recognized as an adjustment to interest expense in the period incurred.

     During the course of operating in Canada, the Company enters into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses arising from these foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of February 2, 1997, the Company had approximately $38.0 million of open foreign currency contracts with various settlement dates prior to March, 1997.

Seasonality and Inflation

     The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes to the Company. For fiscal years 1996, 1995, and 1994, the second and fourth fiscal quarters combined accounted for approximately 56%, 58% and 57%, respectively, of the Company's fiscal year net sales. In fiscal year 1994 substantially all of the Company's income from continuing operations before income taxes was earned in the second and fourth fiscal quarters. However, in both fiscal 1996 and 1995, the fourth fiscal quarter was significantly impacted by the non-recurring charges and the discontinued operations. In contrast, the Company has consistently experienced net losses in the third quarter and it anticipates that such trend may continue through fiscal 1997.

     Inventory levels, which gradually increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the year ended February 2, 1997.

Geographic Segment Information

     The Company's major operations are in the United States, however as of February 2, 1997, the Company operated eleven locations in Canada which were liquidated in the first quarter of fiscal 1997. The revenues, operating loss after non-recurring expenses and identifiable assets relating to the Canadian operations for fiscal 1996 were $49.9 million, ($39.0) million and $24.0 million, respectively.

Impact of Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact that adoption of FAS 128 will have on the financial statements.
     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (FAS 129). FAS 129 establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 (Omnibus Opinion--1966) and No. 15 (Earnings per Share) and Statement No. 47 (Disclosure of Long-Term Obligations). Thus the Company does not anticipate any impact from this pronouncement as it is complying with the disclosure requirements for Opinion No. 15 (Earnings per Share).

Private Securities Litigation Reform Act of 1995

     The statements which are not historical facts contained in this Annual Report Form 10-K are forward looking statements that involve risks and uncertainties. The risks and uncertainties contained in this Annual Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition, development of private brand products, customer acceptance of the Four Worlds concept, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the adequacy of reserves for discontinued operations, the ability to settle lease obligations for closed stores, the effect of the Company's accounting policies, weather conditions, and other risks detailed in the Company's Security and Exchange Commission filings. The words "projected", "believes", "estimates" used in this Annual Report as they relate to the Company or its Management are generally intended to identify such forward looking statements.

Effect of Compliance with Environmental Protection Provisions

     Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material adverse effect on the capital expenditures, net income or competitive position of the Company.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item 8 is set forth in Item 14 of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is hereby incorporated herein by reference to the sections, "Election of Directors - Nominees", "-Other Directors" and "Executive Officers", in the Company's Proxy Statement.

     Information with respect to required Section 16(a) disclosure is incorporated herein by reference to the section "Executive Officers-Compliance with Section 16(a) of The Securities Exchange Act of 1934", in the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is hereby incorporated herein by reference to the section "Executive
Compensation", in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is herein incorporated by reference to the section "Principal Stockholders and Management Ownership", in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section "Certain Transactions", in the Company's Proxy Statement.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)  (1)  Consolidated Financial Statements

Page

24   Report of Independent Accountants

25   Consolidated Balance Sheets

26   Consolidated Statements of Operations

27   Consolidated Statements of Stockholders' Equity

28   Consolidated Statements of Cash Flows

29-44     Notes to Consolidated Financial Statements

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

     (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b) Reports on Form 8-K
     Form 8-K, dated January 31, 1997

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Sportmart, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sportmart, Inc. and Subsidiary as of February 2, 1997 and January 28, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sportmart, Inc. and Subsidiary as of February 2, 1997 and January 28, 1996 and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 1997 in conformity with generally accepted accounting principles.


                                        COOPERS  & LYBRAND L.L.P.
Chicago, Illinois
March 28, 1997

                    SPORTMART, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                             February  2,    January 28,
                                                1997            1996
Current assets:
          Cash and cash equivalents          $ 2,816,087    $ 4,017,420
          Due from related parties               624,399     1,348,313
          Merchandise inventories, net       162,913,179    174,951,521
          Prepaid expenses and other assets    5,035,202     12,199,582
          Income taxes receivable             11,044,279      4,242,469
          Advertising co-op receivable, net    2,337,508      5,546,783
          Assets held for sale                 2,631,333      2,882,734
          Deferred income taxes                6,299,611      4,347,320
             Total current assets            193,701,598    209,536,142
Property and equipment, net                   61,749,865     72,039,670
Other asset                                    3,867,585      3,745,555
Deferred income taxes                          7,278,258      2,178,000
                                         $   266,597,306   $287,499,367

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Revolving line of credit due 2001
         (See Note 5)                    $     93,174,941   $      -
          Bank notes payable                        -        18,212,709
          Current portion of capitalized
          lease obligations and long-term
            debt                                  306,619     7,221,468
          Accounts payable                     44,921,555    67,297,146
          Accrued expenses                     46,097,999    36,482,064
             Total current liabilities        184,501,114   129,213,387
Long-term bank notes payable                        -        30,000,000
Long-term debt, net of current portion              -        18,800,000
Capitalized lease obligations, net of
  current portion                               3,409,039     4,007,924
Other long-term liabilitie                      4,768,447     4,682,491
                                              192,678,600   186,703,802
Commitments and contingencies                       -             -

Stockholders' equity:
          Preferred stock; $.01 par value;
            5,000,000 shares authorized;
            none issued                             -             -
          Voting common stock; $.01 par
            value;  50,000,000 shares
            authorized; 5,148,833 shares
            issued and outstanding on
            February 2, 1997 and
            January 28, 1996                       51,489        51,489
          Class A common stock, non-voting;
            $.01 par value; 50,000,000 shares
            authorized; 7,694,734 and
            7,625,538 shares issued and
            outstanding on February 2, 1997
            and January 28, 1996, respectively     76,948        76,256
          Additional paid-in capital           79,841,586    79,636,703
          Cumulative translation adjustment       (35,709)      (12,005)
          Retained earnings                    (6,015,608)   21,043,122
                 Total stockholders' equity    73,918,706   100,795,565
                                          $   266,597,306  $287,499,367

See Notes to Consolidated Financial Statements

                        SPORTMART, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        February 2,       January 28,     January 29,
                                           1997              1996            1995
                                       (53 Weeks)         (52 Weeks)      (52 Weeks)
Net sales                            $  514,611,087      $ 492,179,244    $413,336,902
Cost of sales, including buying,
  distribution and occupancy            400,637,243        381,145,692     311,947,093
Gross profit                            113,973,844        111,033,552     101,389,809
Operating expenses:
     Store expenses                      92,978,378         89,006,466      67,523,438
     General and administrative
       expenses                          19,938,082         15,921,301      11,713,206
     Non-recurring charges               33,224,480          5,711,000           -
     Store pre-opening expenses           1,698,777          3,791,284       2,554,541
Operating (loss) income                 (33,865,873)        (3,396,499)     19,598,624
Other (expense) income:
     Other (expense) income                 (21,371)         1,439,665         440,141
     Interest expense                    (8,888,505)        (5,168,071)     (4,317,211)
                                         (8,909,876)        (3,728,406)     (3,877,070)
(Loss) income from continuing
  operations before income taxes        (42,775,749)        (7,124,905)     15,721,554
(Benefit) provision for income taxes    (16,269,202)        (3,004,114)      6,211,328
(Loss) income from continuing
   operations                           (26,506,547)        (4,120,791)      9,510,226
Discontinued operations:
     Loss from discontinued operations,
     (net of income tax benefit of
     $385,150 in 1995 and $375,419 in
     1994)                                     -              (577,726)       (575,008)
     Loss from disposal of discontinued
     operations net of income tax benefit
     of $60,000 in 1996 and $1,164,000
     in 1995)                               (90,000)        (1,746,000)          -
     Loss from discontinued operations      (90,000)        (2,323,726)       (575,008)
(Loss) income before
  extraordinary item                    (26,596,547)        (6,444,517)      8,935,218
Extraordinary item (net of
  income tax benefit of $334,684)          (462,183)             -               -
Net (loss) income                     $ (27,058,730)       $(6,444,517)     $8,935,218
(Loss) income per share from
  continuing operations               $       (2.06)       $     (0.32)     $     0.87
Loss per share from discontinued
  operations                                   (.01)             (0.18)          (0.05)
(Loss) income per share before
  extraordinary item                          (2.07)             (0.50)           0.82
Loss per share from extraordinary item         (.04)             -                -
Net (loss) income per share           $       (2.11)       $     (0.50)     $     0.82

Weighted average number of common
  and common equivalent shares
  outstanding                            12,826,360         12,771,911      10,910,797

See Notes to Consolidated Financial Statements

                        SPORTMART, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Voting                Class A       Additional  Cumulative                   Total
                                Common Stock           Common Stock     Paid-in    Translation  Retained    Stockholders'
                              Shares     Amount      Shares    Amount  Capital     Adjusment    Earnings        Equity
Balances, January 30, 1994   10,235,000  $102,350         -      -    $46,941,900       -       $18,552,421    $65,596,671

Issuance of 16,075 common
shares under stock
purchase plan                    16,075       161         -      -        217,072       -          -               217,233

Reclassification of Voting
common stock into Class A
common stock                 (5,125,538)  (51,256)  5,125,538  51,256      -            -          -                 -

Issuance of 2,500,000 Class A
common shares, net of
stock offering costs              -          -      2,500,000  25,000   32,272,500      -             -         32,297,500

Net income, fiscal 1994           -          -            -       -         -           -         8,935,218      8,935,218

Balances, January 29, 1995    5,125,537    51,255   7,625,538  76,256   79,431,472      -        27,487,639    107,046,622

Issuance of 23,296 Voting
  common shares under stock
  purchase plan                  23,296       234         -       -        205,231      -             -            205,465

Cumulative translation adjustment   -         -           -       -         -        (12,005)        -            (12,005)

Net loss, fiscal 1995               -         -           -       -         -           -        (6,444,517)    (6,444,517)

Balances, January 28, 1996    5,148,833    51,489   7,625,538   76,256  79,636,703   (12,005)    21,043,122   $100,795,565

Issuance of 60,766  Class A
  common shares under stock
  purchase plan                     -         -        60,766      608     173,355      -             -            173,963

Exercise of stock options           -         -         8,430       84      31,528      -             -             31,612

Cumulative translation adjustment   -         -           -         -       -        (23,704)         -           ( 23,704)

Net loss, fiscal 1996               -         -           -         -       -           -         (27,058,730) (27,058,730)

Balances, February 2, 1997    5,148,833    51,489   7,694,734   76,948  79,841,586   (35,709)      (6,015,608)  73,918,706

See Notes to Consolidated Financial Statements

                        SPORTMART, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   February 2,      January 28,      January 29,
                                                      1997             1996              1995
                                                   (53 Weeks)       (52 Weeks)       (52 Weeks)
Cash flows from operating activities:
  Net (loss) income from continuing
    operations                                  $ (26,506,547)     $ (4,120,791)      $ 9,510,226
  Loss from discontinued operations,
    net of tax                                          -              (577,726)         (575,008)
  Loss on disposal of discontinued
    operations, net of tax                            (90,000)       (1,746,000)             -
  Loss from extraordinary item                       (462,183)            -                  -
  Adjustments to reconcile net
    income to net cash(used in)
    provided by operating activities:
    Depreciation and amortization                  11,769,733         8,763,656         6,369,835
    (Gain) loss on disposition of
       property and equipment and
       capital lease                                    -                59,490          (200,466)
    Deferred tax provision                         (7,052,549)       (4,225,320)       (1,370,050)
    Net decrease (increase) in assets:
      Merchandise inventories                      12,038,342       (33,095,266)      (36,995,352)
      Prepaid expenses and other assets             7,164,380        (2,343,472)       (2,612,631)
      Income taxes receivable                      (6,801,810)       (4,242,469)           34,951
      Advertising co-op receivable                  3,209,275         4,214,756        (4,949,860)
      Other assets - noncurrent                       543,205        (2,723,494)         (387,107)
    Net (decrease) increase in liabilities:
       Accounts payable                           (22,375,591)       31,638,539        (1,554,231)
       Accrued expenses                            23,228,375        11,942,696         6,437,456
       Other long-term liabilities                     85,956           995,174         1,144,162
    Net cash (used in) provided by
        operating activities                       (5,249,414)        4,539,773       (25,148,075)
Cash flows from investing activities:
  Purchase of property and equipment              (14,570,689)      (29,268,095)      (20,356,107)
  Purchase of assets held pending
     sale and leaseback                               (46,176)       (3,498,852)      (13,478,508)
  Proceeds from sale and leaseback
     of assets                                          -             5,467,675        19,135,000
  Advances to related parties                        (287,566)       (1,062,227)         (327,234)
  Repayment of advances to related
     parties                                        1,011,480           218,178         1,346,497
    Net cash used in investing
       activities                                 (13,892,951)      (28,143,321)      (13,680,352)
Cash flows from financing activities:
  Proceeds from issuance of common stock              205,575           205,466           217,233
  Proceeds from sale of common
     stock, net                                         -                 -            32,297,500
Principal payments under capital lease
     obligations                                     (276,774)         (405,535)         (608,520)
  Principal payments under long-term debt          (5,400,000)       (1,400,000)            -
  Early extinguishment of debt                    (20,200,000)            -                 -
  Debt issuance costs                              (1,350,000)            -                 -
  Proceeds from construction loans                      -                 -            10,758,242
  Payments on construction loans                        -            (3,357,013)      (10,566,095)
  Advances on lines of credit                     264,665,231       212,751,000       137,200,000
  Repayments on lines of credit                  (219,703,000)     (183,338,291)     (127,000,000)
  Bank overdraft, net                                   -                 -              (304,592)
     Net cash provided by financing activities     17,941,032        24,455,627        41,993,768

Net (decrease) increase in cash
   and cash equivalents                            (1,201,333)          852,079         3,165,341
Cash and cash equivalents at
   beginning of period                              4,017,420         3,165,341             -
Cash and cash equivalents at end
   of period                                      $ 2,816,087      $  4,017,420       $ 3,165,341
Supplemental disclosures of cash
  flow information:
    Interest paid                                 $ 8,363,871      $  5,381,780       $ 4,283,550
    Income taxes (refunded) paid                   (2,849,588)        4,842,438         6,639,774

See Notes to Consolidated Financial Statements

                        SPORTMART, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

  Sportmart, Inc. and Subsidiary (the "Company") operates in one business segment which is the retail sporting goods business. As of February 2, 1997, the Company operated 59 superstores located in the United States plus eleven locations in the process of liquidation in Canada.

2.  Summary of Significant Accounting Policies

  Consolidation

  The consolidated financial statements include the accounts of Sportmart, Inc. and Sportdepot Stores, Inc., it's wholly-owned subsidiary. Sportmart Canada, Inc. was incorporated in April 1994 and the first store opened in March 1995. In addition, Sportdepot Stores, Inc. was incorporated in January 1995 as a wholly-owned subsidiary of Sportmart Canada, Inc. In October 1995, Sportmart Canada, Inc. was amalgamated into Sportdepot Stores, Inc. All significant intercompany transactions and balances have been eliminated.

  Fiscal Year

  The Company maintains a 52-53 week fiscal year, with the fiscal year ending on the Sunday closest to the end of January. The fiscal year ended February 2, 1997 (fiscal 1996) included 53 weeks. Fiscal years ended January 28, 1996 (fiscal 1995) and January 29, 1995 (fiscal 1994) included 52 weeks.

  Merchandise Inventories

  The Company's inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) method.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization of property and equipment are computed principally by the straight-line method over the estimated useful lives of the related assets, ranging from three to fifteen years, or the terms of the related leases for leasehold improvements, if shorter. Upon retirement or other disposal of property and equipment, the asset costs and the related accumulated depreciation are eliminated from the accounts. The difference, if any, between the net asset value and the proceeds is adjusted to income.

  Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred.

  Long-Lived Assets

  The Company adopted the provisions of Statement of Financial
Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal 1995.
The adoption had no impact on the financial results. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

  Sale/leasebacks

  Any loss on a sale/leaseback transaction is recognized immediately and any gains are deferred and recognized over the term of the future lease.

  Advertising

  Advertising costs are expensed in the period in which the advertising occurs. A receivable is recorded at that time for the estimated amount of cooperative advertising reimbursements to be received from vendors. Gross advertising spent in fiscal 1996, 1995 and 1994 was $21,577,000, $25,363,000 and $21,425,000,
respectively.

  Store Pre-Opening Costs

  Non-capital expenditures incurred prior to the opening of a new store are charged to expense ratably from the date the store is opened through the end of the fiscal year in which the store is opened.

  Capitalized Interest

  Interest costs incurred during the construction period of significant capital projects are capitalized. The total interest capitalized by the Company was $20,230 in fiscal year 1996, $152,000 in fiscal year 1995 and $555,000 in fiscal year 1994.

  Income Taxes

  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Statement of Cash Flows

  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Substantially all cash and cash equivalents are concentrated with two banks located in Chicago, Illinois and in Toronto, Canada.

  Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Net (Loss) Income Per Share

  Loss per share from continuing operations, loss per share from discontinued operations, loss per share before extraordinary item, loss per share from extraordinary item and net loss per share for the fiscal year ended February 2, 1997 are based on 12,826,360 weighted average shares outstanding.

  Loss per share from continuing operations, loss per share from discontinued operations, loss per share before extraordinary item and net loss per share for the fiscal year ended January 28, 1996 are based on 12,771,911 weighted average shares outstanding.

  Income per share from continuing operations, loss per share from discontinued operations, income per share before extraordinary item and net income per share for the fiscal year ended January 29, 1995 are based on 10,910,797 weighted average shares outstanding.

  Foreign Currency Translation

  The consolidated financial statements and transactions of the Company's Canadian subsidiary are maintained in its functional currency (Canadian dollars) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No.
52. Foreign currency balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. Translation adjustments have been accumulated in a separate component of stockholders' equity. Such adjustments do not affect cash flow and are unrealized. During the course of operating in Canada, the Company enters into transactions in currencies other than its Canadian subsidiary's functional currency. Realized and unrealized gains and losses relating to these transactions which arise as a result of changes in currency exchange rates are recognized in income as incurred.

  Derivative Financial Instruments

  Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company does not use derivatives for speculative trading purposes.

  Interest Rate Contracts - The differential to be received or paid under contracts designated as hedges is recognized as an adjustment to interest expense in the period incurred.

  Foreign Currency Contracts - Realized and unrealized gains and losses arising from foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction.

  Reclassifications

  The Company has reclassified certain amounts reported in prior years to conform with the fiscal 1996 presentation.

3.  Property and Equipment

  Property and equipment consists of the following:

                                                February 2,           January 28,
  Description                                      1997                  1996
  Capitalized lease property -
    land and buildings                          $ 6,321,226           $ 7,710,917
  Land                                            1,341,135                 -
  Store and warehouse equipment                  38,660,735            41,640,120
  Buildings and leasehold
    improvements                                 37,367,980            40,376,168
  Data processing equipment and
     software                                    10,271,170             7,801,362
  Other                                           5,141,608             5,717,919
                                                 99,103,854           103,246,486
Less accumulated depreciation and
  amortization:
     Capitalized lease property                   4,064,397             4,932,389
     All other                                   33,289,592            26,274,427
                                                 37,353,989            31,206,816
  Property and equipment, net                  $ 61,749,865           $72,039,670

  Depreciation expense for fiscal years 1996, 1995 and 1994 was $11,084,968, $8,501,209 and $6,193,710, respectively.

  The Company had assets held pending sale or sale and leaseback of $2,631,333 and $2,882,734, respectively, as of February 2,1997 and January 28, 1996. These assets consist of land and buildings and improvements for store locations that the Company intends to sell and, for certain properties, lease back from unaffiliated third parties.

4.   Accrued Expenses

  Accrued expenses consist of the following:
                                                   February 2,       January 28,
  Description                                          1997            1996
  Accrued salaries and wages                        $3,338,228        $3,297,211
  Taxes other than income                            8,048,865         6,911,878
  Advertising                                        5,014,511         7,959,466
  Reserve for store closings                        16,318,746         7,176,567
      Other                                         13,377,649        11,136,942
     Accrued expenses                            $  46,097,999       $36,482,064

5.   Financing Arrangements

  On September 6, 1996, the Company entered into, and subsequently amended certain provisions of, a $135.0 million revolving credit agreement with a syndicate of banks. The new credit facility is due in September, 2001 and the inventory and personal property of the Company have been pledged as collateral. Interest is due monthly on outstanding cash borrowings based on LIBOR (London Interbank Offered Rate) plus a fee ranging up to 2.50% depending on the maintenance of certain financial ratios or, at the Company's option, at the prime rate (8.25% at February 2, 1997) plus 1.00%. In addition, the facility also provides for the issuance of letters of credit, not to exceed $25.0 million, for a fee equal to 1.50% per annum. The Company also pays a commitment fee of .375% on the unused portion of the line of credit. This new revolving line of credit requires the maintenance of minimum net worth and maximum debt to inventory ratios and prohibits the payment of cash dividends. The proceeds from this new credit facility were used to repay all borrowings outstanding under the previous revolving credit facilities
and the Senior Notes (as discussed below).   As of February 2, 1997,
approximately $93.2 million in cash borrowings and $4.5 million in letters of credit (to support imported merchandise and certain real estate transactions) were outstanding under this line of credit.

  In order to comply with Emerging Issues Task Force Issue (EITF) No. 95-22 regarding classification of certain debt instruments, the borrowings under this new revolving line of credit have been classified as current liabilities in the February 2, 1997 balance sheet. However, based on the terms of the agreement and the Company's current business plan, the Company believes the amounts outstanding under the revolving line of credit will be due and payable on its stated maturity in September, 2001.

  The Company previously had two agreements with a syndicate of banks in the United States and Canada providing for unsecured revolving lines of credit up to $125.0 million (U.S. dollars). Interest on these agreements was based on LIBOR in the U.S. or Bankers Acceptances in Canada, plus a fee ranging from .50% to 2.60% depending on the maintenance of certain financial ratios. The Company also had the option to borrow at the prime rate in the U.S. and, in Canada, at the prime rate plus a fee ranging up to 2.00% depending on the maintenance of certain financial ratios. Commitment fees paid to the banks on the unused portion of these lines of credit ranged from .15% to .70%. As of January 28, 1996 these revolving lines of credit had outstanding balances of a U.S. dollar equivalent of $48.2 million. These agreements were terminated upon execution of the $135.0 million facility discussed above.

  The weighted average interest rate on short-term cash borrowings outstanding was 8.1% and 6.9% as of February 2, 1997 and January 28, 1996, respectively.

  As of January 28, 1996, the Company also had $25.6 million in borrowings outstanding in the form of unsecured Senior Notes due January 30, 1999 and May 15, 2000. Interest on the Senior Note due January 30, 1999 was payable monthly at a rate ranging from 8.9% to 11.15% per annum depending on the maintenance of certain financial ratios. Principal payments of $1.4 million were required on January 30th of each year. Interest on the Senior Note due May 15, 2000 was payable at a rate ranging from 6.6% to 8.85% per annum depending on the maintenance of certain financial ratios. Annual principal payments of $4.0 million were required commencing on May 15, 1996. Principal payments totaling $5.4 million on these Senior Notes were made in fiscal 1996 prior to the termination of these agreements in conjunction with the execution of the $135.0 million facility discussed above.

 6.  Financial Instruments and Risk Management

  Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks.

  The notional amount of foreign currency contracts is the amount of foreign currency bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the term of the swap agreement. The notional amounts are not a measure of the Company's exposure through its use of derivatives.

  Interest Rate Contracts - In March 1995, the Company entered into an interest rate swap agreement with a major financial institution. This agreement became effective in August 1995 and expires in August 1998.
This agreement effectively converts $10.0 million of its floating rate bank debt (based on LIBOR plus a fee determined by financial performance) to a fixed rate of 7.54% (plus the same fee) and requires settlement on a quarterly basis. The difference in interest between the fixed rate and the effective LIBOR rate was recognized in interest expense for the years ended February 2, 1997 and January 28, 1996.

  Foreign Exchange Contracts - As of February 2, 1997, the Company held foreign currency contracts with settlement dates prior to March 1997 with several major financial institutions to exchange Canadian dollars for approximately $38.0 million U.S. dollars. The total net realized and unrealized gains and losses on foreign currency contracts was immaterial.

  Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The amounts recorded for the line of credit also approximates fair market value based on the borrowing rates currently available to the Company for debt with similar terms and average maturities. The fair value at February 2, 1997 and January 28, 1996 of the foreign currency contracts and the interest rate swap agreement as presented below is the amount at which these contracts could be settled or terminated based on bank or market quotes.
                                                 February 2,    January 28,
                                                   1997            1996
  Interest rate swap agreement
     Notional Principal                        $ 10,000,000    $10,000,000
     Fair Value                                    (227,000)      (600,000)
  Foreign currency contracts
     Notional Principal                        $ 38,000,000    $ 5,700,000
     Fair Value                                     164,000         40,000

     Credit risk - The Company is exposed to credit risk to the extent of nonperformance by the counterparties to the foreign currency contracts and interest rate swap discussed above. However, the Company considers the risk of default to be remote because the counterparties are major financial institutions whose credit ratings are regularly monitored.

7.   Income Taxes
        The income tax (benefit) provision consists of the following:

                                                    Fiscal Year Ended

                                            February 2,    January 28,    January 29,
                                               1997           1996           1995
Historical income tax (benefit) provision:
  Current:
     Federal                                $ (9,267,312)   $ 749,755      $ 5,513,431
     State                                      (450,696)     (18,804)       1,434,745
                                              (9,718,008)     730,951        6,948,176
  Deferred (benefit):
     Federal                                  (6,948,488)  (3,110,288)        (901,005)
     State                                    (1,945,312)    (306,678)        (211,262)
     Foreign                                   1,947,922   (1,867,249)           -
                                              (6,945,878)  (5,284,215)      (1,112,267)
Total income tax (benefit) provision         (16,663,886)  (4,553,264)       5,835,909

  Differences between the U.S. federal statutory income tax rate and the Company's effective rate for the historical income tax provision are as follows:

                                                            Fiscal Year Ended
                                                      February 2,    January 28,    January 29,
                                                         1997          1996             1995
     Statutory rate                                     34.0%           35.0%          34.3%
     State/provincial  income taxes, net of federal
       income tax benefit                                5.5             9.0            5.5
     Foreign rate difference                            (1.0)            1.2            -
     Alternative minimum tax and tax credits              -             (3.2)          (1.4)
     Other                                               (.4)           (0.5)           1.1
     Effective tax rate                                 38.1%           41.5%          39.5%

  The effective tax rate as presented above represents the Company's total effective rate including the discontinued operations and extraordinary item.

Significant components of the deferred tax assets and liabilities, and their related tax effects are as follows:
                                                       February 2,     January 28,
                                                           1997           1996
  Deferred tax assets:
     Capitalized inventory cost                          2,311,000        2,177,000
     Capital leases                                        969,000        1,016,000
     Vacation accrual                                      546,000          504,000
     Deferred rent                                         649,000          501,000
     Reserve for store closings and severance pay        2,751,000        2,422,000
     Credit carry forwards                                 880,000          964,000
     NOL carry forward                                   7,637,000        1,867,000
     Other                                               1,030,000          607,000
                                                        16,773,000       10,058,000
  Deferred tax liabilities:
     LIFO reversal                                          -              (616,000)
     Depreciation                                       (2,811,000)      (2,539,000)
     Capital lease termination                            (349,000)        (358,000)
     Other                                                 (35,000)         (20,000)
                                                        (3,195,000)      (3,533,000)
     Net deferred tax asset                            $13,578,000       $6,525,000

  As of February 2,1997, the Company has available federal and state net operating loss carry forwards of approximately $19.0 million for offset against taxable income. The federal NOL carry forwards expire at the end of the fiscal year ending January 2012. In addition, the Company also has available tax credit carry forwards for tax purposes of $880,000 primarily consisting of alternative minimum tax credits which do not have an expiration date. Based on the Company's business plan and the timing of the reversals of temporary differences, management believes the Company will be able to realize the benefit of the net deferred tax asset.

8.   Employee Benefit Plans

  Profit Sharing Plan

  The Company has a noncontributory profit sharing plan for eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, not to exceed 15% of the compensation paid annually to the participants. There were no contributions to the plan for fiscal years 1996 and 1995. Contributions to this plan were $100,000 in fiscal 1994.

  Incentive Savings Plan

  The Company has an incentive savings plan covering eligible employees which allows for employee contributions under Section 401(k) of the Internal Revenue Code. The Company is obligated to match one-third of the first 3% of each employee's salary which is contributed to the plan. Company contributions to this plan were approximately $193,000, $175,000 and $153,000 for fiscal 1996, 1995, and 1994, respectively.

  Stock Purchase Plan

  Effective September 1992, the Board of Directors and stockholders adopted a stock purchase plan for its employees under which a maximum of 200,000 shares of common stock have been reserved for issuance. Under this plan, a Sportmart employee may purchase stock through payroll deductions for 85% of the lesser of the closing market price of the common stock on the grant date or the exercise date. The grant date, the exercise date and the class of stock are designated by the purchase committee. On February 28, 1994, the first exercise date, 16,075 shares were purchased of Voting Common Stock. On March 10, 1995, the second exercise date, 23,296 shares of Voting Common Stock were purchased. On March 22, 1996, the third exercise date, 60,766 shares of Class A Common Stock were purchased.

  Restricted Stock Plan

  Effective July 1, 1996, the Board of Directors and stockholders adopted the Sportmart, Inc., 1996 Restricted Stock Plan. The purpose of this Plan is to promote the overall financial objectives of the Company and its stockholders by motivating those persons selected to participate in this Plan to achieve long-term growth in stockholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving long-term growth in shareholder equity. Under this Plan, shares awarded may be granted as Voting Common Stock or Class A Common Stock. A total of 400,000 shares of common stock were authorized and reserved for issuance under the plan. A Committee appointed by the Board of Directors may condition the grant of Restricted Stock upon the participant's completing a period of service or attainment of specified performance goals by the participant or Company. During fiscal 1996, 300,000 shares of Class A Common Stock were granted to participants under the plan. During the period commencing on the Grant Date, November 19, 1996, and continuing until August 1, 1999, these shares are restricted and can not be sold or transferred. After such period, the participants vest immediately.

  Stock Option Plans

  1992 Plan

  The Board of Directors and stockholders adopted the Sportmart, Inc.
Stock Option Plan (the "1992 Plan"), effective as of September 1992. A total of 625,000 shares of common stock were authorized and reserved for issuance under the 1992 Plan as of January 30, 1994, and during fiscal 1994, an additional 500,000 shares of common stock were authorized and reserved under the 1992 Plan. Options granted under this plan may be granted to purchase either Voting Common Stock or Class A Common Stock. The
1992 Plan provides for the grant of incentive stock options ("ISOs") as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The 1992 Plan also provides for non-qualified stock options ("NQSOs") which may be granted to the Company's officers, employees or independent contractors or any affiliate thereof.
The exercise price of the ISOs granted under the 1992 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant or 110% of such fair market value in the case of holders of more than 10% of the Company's common stock. Shares subject to an option granted under the 1992 Plan may be purchased (i) for cash; (ii) in exchange for shares of common stock owned by the optionee; (iii) for a combination of cash and common stock; or (iv) by reducing the number of shares of common stock to be issued and delivered to the optionee upon such exercise. The plan includes vesting requirements from immediately up to five years and option lives of ten years.

  Directors' Plan

  The Board of Directors and stockholders adopted the Sportmart, Inc. Directors' Stock Option Plan (the "Directors' Plan"), effective as of September 1992. A total of 75,000 shares of common stock have been authorized and reserved for issuance under the Directors' Plan. All options granted under the Directors' Plan are exercisable immediately upon grant and, for options other than those granted as of the Initial Grant Date, at a price per share equal to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant or, if the market is closed on such date, the next business day. Once granted, options may not be canceled, but expire on the earlier of seven years after the grant date or two years after the Outside Director is no longer serving as a Director.

  Option activity for the fiscal years ended February 2, 1997, January 28, 1996 and January 29, 1995 for the 1992 Plan and the Director's Plan was as follows:

                                                            Weighted Average   Options
                                                Shares     Exercise Price   Exercisable
Balances at January 30, 1994                     101,081       $  14.67         74,031
  Options granted                                179,200          13.15
  Options exercised                                  -               -
  Options cancelled                              146,200          13.02
Balances at January 28, 1995                     134,081          14.45         93,231
  Options granted                                788,190           5.70
  Options exercised                                  -               -
  Options cancelled                              268,649           5.57
Balances at January 28, 1996                     653,622           7.55        226,959
  Options granted                                846,229           3.17
  Options exercised                                8,430           3.27
  Options cancelled                              110,148           3.19           -
Balances at February 2, 1997                   1,381,273           5.24        525,410

     The following table summarizes the status of outstanding stock options as of February 2, 1997:

                         Options Outstanding                    Options Exercisable
                                    Weighted-
                                    Average         Weighted                   Weighted
                     Number         Remaining       Average     Number         Average
   Range of          of Options     Contractual     Exercise    of Options     Exercise
Exercise Prices      Outstanding    Life(in yrs)     Price      Exercisable     Price
 $2.69- 7.25         1,235,192         9.5          $ 4.21       420,179        $ 4.00
  8.25-12.75            52,081         6.6           11.48        40,231         11.26
 14.00-18.40            94,000         6.9           15.37        65,000         15.43
 $2.69-$18.40        1,381,273         9.2          $ 5.24       525,410        $ 5.97

  Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in fiscal 1996 and 1995, reported loss from continuing operations and loss per share from continuing operations would have been increased as follows:

                                                               1996                1995
Loss from continuing operations, as reported                $(26,506,547)        $ (4,120,791)
Pro forma loss from continuing operations                    (27,379,325)          (5,111,339)
Loss per share from continuing operations, as reported      $      (2.06)        $      (0.32)
Pro forma loss per share from continuing operations                (2.14)               (0.40)

  The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years because the proforma calculations exclude stock options granted before fiscal 1995.

  For purposes of the SFAS 123, pro forma net loss and loss per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                            1996                1995
Risk-free interest rate                      6.3%                6.15%
Dividend yield                               0.0%                0.0%
Option life (years)                          4.0                 4.0
Stock price volatility                      45.%                45.0%

  During fiscal 1996, 1995 and 1994,the Company did not pay any post-retirement benefits to retired employees.

9.   Leasing Arrangements

  The Company is obligated under several noncancellable operating leases for its stores, distribution centers and certain computer and warehouse equipment, which expire through the year 2018 exclusive of renewal option periods. The leases provide for, among other things, minimum annual rentals and contingent rentals based upon a percentage of sales in excess of stipulated amounts, payments of real estate taxes and maintenance and insurance costs. Eight of the leases are with partnerships, the partners of which are officers of the Company and their family members.

  The Company has also entered into agreements for the lease of certain other properties which are classified as capital leases for financial reporting purposes. All of these capital leases are with partnerships substantially owned by certain officers of the Company and their family members. The lease terms range from 15 to 21 years and provide for minimum annual rental payments plus contingent rentals based upon a percentage of sales in excess of stipulated amounts.

  The following table presents the future minimum lease commitments, including the present value of the net minimum lease payments for capital leases and the minimum future rental commitments for all operating leases that have initial or remaining noncancelable terms in excess of one year.

                                                  Capital      Operating
                                                  Leases        Leases         Total
  1997 . . . . . . . . . . . . . . .            $  665,152    $  28,831,537  $  29,496,689
  1998 . . . . . . . . . . . . . . .               665,152       28,268,667     28,933,819
  1999 . . . . . . . . . . . . . . .               665,152       27,447,377     28,112,529
  2000 . . . . . . . . . . . . . . .               665,152       27,352,716     28,017,868
  2001 . . . . . . . . . . . . . . .               673,485       26,071,062     26,744,547
  Thereafter . . . . . . . . . . . .             2,175,432      195,270,322    197,445,754
Total minimum lease payments                     5,509,525     $333,241,681   $338,751,206
  Less imputed interest. . . . . . .             1,793,867
  Present value of future minimum
  rentals, of which $306,619 is included
  in current liabilities,
  at February 2, 1997 . . . . . . .           $  3,715,658

  The total future minimum operating lease commitments also include $4,413,789 of noncancellable sublease payments.

  Rent expense was $31,644,197, $27,110,292 and $18,058,102 for fiscal 1996,
1995, and 1994, respectively. Included in these amounts are $118,641, $209,599 and $333,240, respectively, representing contingent rentals.

  As of February 2,1997, the Company has issued letters of credit of approximately $3.8 million related to the leasing for various locations.

10.  Related Parties

  The Company leases certain properties from partnerships that are substantially owned by certain officers of the Company and their family members. Expenses recognized for leases with these related partnerships are as follows:

                                                  Fiscal Year Ended
                                         February 2,      January 28,     January 29,
                                            1997            1996             1995
  Operating leases:
     Base rentals                         $ 2,969,740      $ 2,766,741     $ 2,170,196
     Percentage rentals                        80,277          208,268          95,716
                                            3,050,017        2,975,009       2,265,912
  Capitalized leases:
     Interest                                 388,378          498,585         766,631
     Reduction of lease obligations           276,774          380,297         390,287
     Percentage rentals                        10,828           21,812         225,865
                                              675,980          900,694       1,382,783

     Totals                               $ 3,725,997      $ 3,875,703     $ 3,648,695

  In both fiscal 1996 and 1995, one of the related party capital leases was reclassified into an operating lease due to substantial changes in the lease thus causing the increase in operating leases expenses and the reduction in capital lease above. The affiliated real estate partnerships pay a management fee to the Company as reimbursement for administrative services provided. Total management fees for fiscal 1996, 1995 and 1994 were $123,065, $115,406 and $100,000, respectively. In addition, the Company has advanced amounts to certain affiliated real estate partnerships for working capital purposes. These advances are due on demand and bear interest at 6-9% per year. As of February 2, 1997 and January 28, 1996, $216,900 and $695,900, respectively, was owed to the Company by affiliated partnerships. The Company earned interest on affiliated partnership advances of $36,560, $34,700 and $17,500 in fiscal 1996, 1995 and 1994, respectively.
The Company has not experienced problems in collecting advances to affiliated real estate partnerships in the past and does not anticipate problems in collecting amounts currently advanced.

11.  Commitments and Contingencies

  The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

12.  Non-Recurring Items

  During the fourth quarter of fiscal 1996, the Company recorded a non-recurring pre-tax charge of $33.2 million of which approximately $850,000 related to termination benefits. The majority of the charge is related to costs associated with exiting the Canadian market. Included in the charge of store closings is severance, lease buy-out costs, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. In addition to termination benefits, cash outflows will be required for lease buy out costs estimated at $11.9 million. These cash outflows will be funded from normal operations. As of February 2, 1997, no termination benefits had been paid out. The liquidation of the inventory, by an independent company, began in mid-January 1997 and was completed by mid-April 1997. The closing of the eleven Canadian locations will result in personnel reductions of approximately 600 people. Upon completion of the closings, the Company expects ro realize approximately $3.5 to $4.5 million (net of tax) annual cost savings.

  During the fourth quarter of fiscal 1995, the Company recorded a non-recurring pre-tax charge of $5,711,000 of which approximately $832,000 related to termination benefits. Approximately 79% of the charge was related to costs associated with the closing of a store in Chicago, Illinois (River North) and a clearance store in Wheeling, Illinois. The River North location was closed as of the end of fiscal 1995 and the Wheeling store was closed in May, 1996. Included in the original charge of store closings was severance, lease buy-out costs, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. The remainder of the non-recurring charge was primarily due to severance for certain corporate and store personnel. The Company updated this reserve at year-end resulting in an additional non-recurring charge of approximately $300,000. As of February 2, 1997, the reserve is approximately $2.7 million due to the payout of the lease costs and severance payments.

13.  Discontinued Operations

     During the fourth quarter of fiscal 1995, the Company announced its strategic decision to discontinue the operations of its No Contest Division. The No Contest division has been accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying income statements. Net sales, operation costs and expenses, other income and expense, and income taxes for fiscal years 1995 and 1994 have been reclassified for amounts associated with the discontinued division. A reserve was also established for the estimated costs of disposal of the business segment of $2.9 million pre-tax ($1.7 million after tax). The reserve included estimated lease buy-out costs (approximately one year of occupancy costs per location), severance payments, inventory write-down costs, unamortized portions of nonrecoverable capital improvements (any recoverable capital improvements were transferred to another operating
location) as well as other miscellaneous exit costs.   The Company updated
this reserve at year-end resulting in an additional charge of $90,000 (net of tax). As of February 2, 1997, the reserve is approximately $150,000 due to the payout of the lease costs.

  Sales, gross profit, related losses and income tax benefits associated with the No Contest division for the fiscal years ended January 28, 1996 and January 29, 1995 were as follows:

                                                1995         1994
  Sales                                    $  10,527,340   $ 10,852,419
  Gross profit                                 1,916,786      1,832,711
  Loss before income taxes                      (962,876)      (950,427)
  Income tax benefit                             385,150        375,419
  Net loss from discontinued operations         (577,726)      (575,008)

 14. Extraordinary item

  As a result of the termination of the previous revolving credit facility and the Senior Notes from Allstate Life Insurance Co. in September, 1996, the Company incurred an extraordinary charge of $462,183, net of income taxes of $334,684, for the write-off of the unamortized loan origination fees.

15.  Geographic Segment Information

  In addition to the Company's operations in the U.S., the Company also operated eleven and nine locations in Canada as of February 2, 1997 and January 29, 1996, respectively. All eleven of these locations were in the process of liquidation as of February 2, 1997 due to the Company's decision to exit the Canadian market. Revenue, operating loss and identifiable assets pertaining to the Canadian locations are presented below for the last two fiscal years:

                                       Year Ended             Year Ended
                                     February 2, 1997       January 29, 1996
  Revenue                             $49,868,820            $29,642,445
  Operating loss including exit
     charges                         $(39,026,457)           $(3,884,915)
  Identifiable assets                 $24,036,999            $41,640,925

16.  Quarterly Financial Data (unaudited)

                                  First        Second       Third      Fourth
                                  Quarter      Quarter      Quarter    Quarter
  Fiscal 1996                                  (in thousands, except per share amounts)

  Net sales                     $ 116,209    $ 146,079   $ 111,659   $ 140,664
  Gross profit                     25,619       37,093      24,654      26,608
  Store pre-opening expenses          117          384         406         792
  Net (loss) income from
  continuing operations              (877)       4,435      (2,080)    (27,985)
  Loss from discontinued operations    -           -          -            (90)
  Loss from extraordinary item         -           -          (462)          -
  Net (loss) income                  (877)       4,435      (2,542)    (28,075)
  Net (loss) income per share from
     continuing operations           (.07)         .35        (.16)      (2.18)
  Loss per share from discontinued
     operations                        -            -           -         (.01)
  Loss per share from extraordinary
  item                                 -            -         (.04)          -
  Net (loss) income per share        (.07)         .35        (.20)       (2.19)

  Fiscal 1995

  Net sales                     $ 103,193    $ 133,945   $ 105,020   $ 150,021
  Gross profit                     22,027       34,651      23,428      30,928
  Store pre-opening expenses           84          379         674       2,654
  Net (loss)  income from
  continuing operations              (984)       5,343      (1,678)     (6,802)
  Loss from discontinued operations  (159)        (153)        (12)     (2,000)
  Net (loss) income                (1,143)       5,190      (1,690)     (8,802)
  Net (loss) income per share
  from continuing operations        (0.08)        0.42       (0.13)      (0.53)
  Loss per share from
  discontinued operations           (0.01)       (0.01)      (0.00)      (0.16)
  Net (loss) income per share       (0.09)        0.41       (0.13)      (0.69)


  Fourth quarter adjustments for fiscal 1996, primarily related to the following entries (net of tax): $2.7 million related to adjusting shrink at year-end and $19.7 million non-recurring charge incurred for the exiting of the Canadian operations. Fourth quarter adjustments for fiscal 1995, primarily related to the following entries (net of tax): $3.3 million non-recurring charge incurred for the closing of two locations and severance pay; $1.7 million for loss on discontinued operations; and $680,000 for reductions of incentives and other compensation.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 1997.

                         Sportmart, Inc.
                         (Registrant)

                         By: /S/ ANDREW S. HOCHBERG
                             Andrew S. Hochberg
                             Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date


 /S/ LARRY J. HOCHBERG      Chairman and Director        May 5, 1997
 Larry J. Hochberg

 /S/ ANDREW S. HOCHBERG     Chief Executive Officer      May 5, 1997
  Andrew S. Hochberg          and Director

/S/ JOHN A. LOWENSTEIN      Chief Operating Officer,     May 5, 1997
  John A. Lowenstein        Director and Secretary

/S/ C. MARK SCOTT           President and Director       May 5, 1997
  C. Mark Scott

/S/ JEROME GORE             Director                     May 5, 1997
  Jerome Gore

/S/ THOMAS T. HENDRICKSON  Executive Vice President and  May 5, 1997
   Thomas T. Hendrickson   Chief Financial Officer
                           (Principal Financial and
                            Accounting Officer)

                         INDEX TO EXHIBITS
Exhibit   Description
Number

3.1            (1)    Restated Certificate of Incorporation of the
                      Registrant (Original Certificate of Incorporation
                      filed June 15, 1992).
3.2            (1)    Bylaws of the Registrant.
4.1            (2)    Sportmart, Inc. 1996 Restricted Stock Plan (as
                      amended and restated).
9.1            (3     Voting Trust Agreement between Larry J. Hochberg and
                      Sanford Cantor.
10.1           (4)    Stock Option Plan.
10.2           (4)    Director's Plan.
10.3           (4)    Tax Indemnification Agreement.
10.4           (4)    Form of Indemnification Agreement between the
                      Registrant and each of its directors.
10.5           (4)    Lease between the Registrant and H-C Developers, as
                      agentfor the beneficiaries of American National Bank
                      and Trust Company Trust No. 30426 for the Registrant's
                      store in Niles, Illinois, as amended.
10.6           (4)    Lease between the Registrant and American National
                      Bank and Trust Company, as Trustee under Trust No.
                      32490 for the Registrant's store in Calumet City,
                      Illinois,as amended.
10.7           (4)    Lease between the Registrant and American National
                      Bank and Trust Company, as Trustee under Trust No.
                      42371 for the Registrant's store in Schaumburg,
                      Illinois, as amended.
10.8           (4)    Lease between the Registrant and American National
                      Bank and Trust Company, as Trustee under Trust No.
                      54277 for the Registrant's store in Chicago (Lakeview),
                      Illinois, as amended.
10.9           (4)    Lease between the Registrant and American National
                      Bank and Trust Company, as Trustee under Trust No.
                      56691 for the Registrant's store in Wheeling, Illinois,
                      as amended.
10.10          (4)    Lease between the Registrant and Lake County Trust
                      Company, as Trustee under Trust No. 3737 for the
                      Registrant's store in Merrillville, Indiana,as amended.
10.11          (4)    Lease between the Registrant and North Riverside
                      Limited Partnership for the Registrant's facility in
                      North Riverside, Illinois, as amended.
10.12          (4)    Lease between the Registrant's No Contest division and
                      North County Associates, L.P. for the Registrant's No
                      Contest store in Ferguson, Missouri, as amended.
10.13          (4)    Guaranty by the Registrant of loan to H-C Developers.
10.14          (4)    Guaranty by the Registrant of loan to B.G. Partners
                      Limited Partnership.
10.15          (4)    Guaranty by the Registrant of loan to Watson Road
                      Associates.
10.16          (4)    Completion and Hazardous Substances Guaranty by the
                      Registrant to American National Bank and Trust Company
                      of Chicago.
10.17          (4)    Guaranty of Payment by the Registrant to American
                      National Bank and Trust Company of Chicago.
10.18          (4)    Incentive Savings Plan.
10.19          (3)    Associate Stock Purchase Plan.
10.20          (5)    Fifth Amendment to Loan Agreement between Registrant and
                      American National Bank and Trust Company of Chicago.
10.21          (6)    Second Amendment to Stock Option Plan.
10.22          (6)    First Amendment to Associate Stock Purchase Plan.
10.23          (6)    Key Employee Incentive Plan, as amended.
10.24          (6)    Loan Agreement between the Registrant and American
                      NationalBank and Trust Company of Chicago and First
                      National Bank of Chicago.
10.25          (7)    Loan Agreement between the Registrant and The First
                      National Bank of Chicago and American National Bank
                      and Trust Company of Chicago.
10.26          (7)    Loan Agreement between the Registrant and The Bank of
                      Nova Scotia.
10.27          (7)    Amendment to Loan Agreement between the Registrant and
                      the First National Bank of Chicago and American
                      National Bank and Trust Company of Chicago.
10.28          (7)    Amendment to Loan Agreement between the Registrant and
                      The Bank of Nova Scotia.
10.29          (7)    Second Amendment to Note Agreement between the
                      Registrant and Allstate Life Insurance Company.
10.30          (7)    Note Purchase Agreement between the Registrant and
                      Xerox Financial Services Life Insurance Company.
10.31          (7)    Amendment to Loan Agreement between the Registrant and
                      The First National Bank of Chicago and American
                      National Bank and Trust Company of Chicago.
10.32          (7)    Amendment to Loan Agreement between the Registrant and
                      The Bank of Nova Scotia.
10.33          (7)    Third Amendment to Note Agreement between the
                      Registrant and Allstate Life Insurance Company.
10.34          (7)    Fifth Amendment to Note Purchase Agreement between the
                      Registrant and Allstate Life Insurance Company, as
                      successor in interest to Xerox Financial Services Life
                      Insurance Company.
10.35          (7)    Third Amendment to Loan Agreement between the
                      Registrant and The First National Bank of Chicago and
                      American National Bank and Trust Company of Chicago.
10.36          (7)    Third Amendment to Loan Agreement between the
                      Registrant and The Bank of Nova Scotia.
10.37          (7)    Fourth Amendment to Note Agreement between the
                      Registrant and Allstate Life Insurance Company.
10.38          (7)    Sixth Amendment to Note Purchase Agreement between the
                      Registrant and Allstate Life Insurance Company, as
                      successor in interest to Xerox Financial Services Life
                      Insurance Company.
10.39          (8)    Credit Agreement between the Registrant and BT
                      Commercial Corporation.
10.40          (8)    Sportmart, Inc. Restricted Stock Plan.
10.41                 Agency Agreement between Registrant and Hilco/Great
                      American Group, Inc.
10.42                 First Amendment to Credit Agreement between Registrant
                      and BT Commercial Corporation.
10.43                 Second Amendment to Credit Agreement between Registrant
                      and BT Commercial Corporation.
10.44                 Third Amendment to Credit Agreement between Registrant
                      and BT Commercial Corporation.
10.45                 First Amendment to Lease between Registrant and
                      Roosevelt Associates Limited Partnership for the
                      Registrant's store at Lombard, Illinois.

10.46                 Lease between the Registrant and American National Bank
                      and Trust Company of Chicago as Trustee under Trust No.
                      42371 for the Registrant's store in Schaumburg, Illinois
10.47                 Lease between the Registrant and H-C Developers, as
                      Agent for American National Bank and Trust Company of
                      Chicago, as Trustee under Trust No. 30426 for the
                      Registrant's store in Niles, Illinois.
10.48                 First Amendment to Lease between Registrant and
                      Merrillville Partners Limited Partnership for the
                      Registrant's store in Merrillville, Indiana.
10.49                 Second Amendment to Lease between Registrant and North
                      Riverside Associates Limited Partnership for the
                      Registrant's store in North Riverside, Illinois.
10.50                 Third Amendment to Lease between Registrant and Torrence
                      Properties for the Registrant's store in Calumet City,
                      Illinois.
10.51                 Third Amendment to Lease between Registrant and North
                      Riverside Associates Limited Partnership for the
                      Registrant's store in North Riverside, Illinois.
10.52                 Employment and Change in Control Agreement between
                      Registrant and Thomas T. Hendrickson.
10.53                 Post-Employment Medical Benefits Plan for Larry
                      Hochberg.
10.54                 Sportmart, Inc. Severance Plan.
21                    Subsidiaries of Registrant.
23.1                  Consent of Coopers & Lybrand L.L.P.
27                    Financial Data Schedule

          (1) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Statement No. 33-83886.
          (2) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Statement No. 333-16389.
          (3) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 1993.
          (4) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Statement No. 33-50726.
          (5) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 1994.
          (6) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 1994.
          (7) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 1996.
          (8) Exhibit is incorporated herein by reference to same-numbered Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on September 11, 1996.