Form 10-Q
period 1997-05-04
SPORTMART INC
filed 1997-06-18
CIK 890572

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Form 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

              For the Quarterly Period Ended: May 4, 1997

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

                   Yes    X                 No


     As of June 12, 1997, there were 5,148,833.5 shares of Voting Common Stock, par value $.01, and 7,736,680.5 shares of Class A Common Stock, par value $.01, of the registrant outstanding.

                            SPORTMART, INC.

                  QUARTERLY PERIOD ENDED MAY 4, 1997

                                 INDEX


                                                               PAGE(S)

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of May 4, 1997 and
               February 2, 1997 . . . . . . . . . . . . . . .     1

               Consolidated Statements of Operations for the
               thirteen weeks ended May 4, 1997 and April 28,
               1996 . . . . . . . . . . . . . . . . . . . . .     2

               Consolidated Statements of Stockholders' Equity
               for the thirteen weeks ended May 4, 1997 and
               the fifty-three weeks ended February 2, 1997 .     3

               Consolidated Statements of Cash Flows for the
               thirteen weeks ended May 4, 1997 and April 28,
               1996   . . . . . . . . . . . . . . . . . . . .     4

               Notes to Consolidated Financial Statements . .   5-6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . .  7-11

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . .    12

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . .    13

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                    SPORTMART, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                   MAY 4, 1997 AND FEBRUARY 2, 1997
               (Amounts in thousands, except share data)

            ASSETS                          May 4,              February 2,
                                             1997                  1997
                                         (unaudited)
Current assets:
  Cash and cash equivalents               $     137              $ 2,816
  Due from related parties                      467                  624
  Merchandise inventories, net              152,343              162,913
  Prepaid expenses and other assets           7,628                5,035
  Income taxes receivable                       964               11,044
  Advertising co-op receivable, net           4,066                2,338
  Assets held for sale                        2,556                2,631
  Deferred income taxes                       6,300                6,300
        Total current assets                174,461              193,701
Property and equipment, net                  59,828               61,750
Other assets                                  3,818                3,868
Deferred income taxes                         7,278                7,278
                                           $245,385             $266,597

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit due 2001        $ 83,250          $    93,175
  Mortgage payable                              775                  -
  Current portion of capitalized lease
  obligations                                   315                  307
  Accounts payable                           49,773               44,922
  Accrued expenses:
   Salaries and wages                         3,078                3,338
   Taxes other than income                    5,785                8,049
   Advertising                                1,091                5,014
   Reserve for store closings                12,374               16,319
   Other                                      7,579               13,377
        Total current liabilities           164,020              184,501
Capitalized lease obligations, net of
    current portion                           3,327                3,409
Other long-term liabilities                   4,906                4,768
                                            172,253              192,678
Commitments and contingencies                  -                     -

Stockholders' equity:
  Preferred stock; $.01 par value;
     5,000,000 shares authorized; none issued  -                     -
  Voting common stock; $.01 par value;
     50,000,000 shares authorized 5,148,833
     shares issued and outstanding on May 4,
     1997 and February 2, 1997                     52                 52
  Class A common stock, non-voting;
     $.01 par value, 50,000,000
     shares authorized; 7,736,680 and
     7,694,734 shares issued and outstanding
     on May 4, 1997 and February 2, 1997,
     respectively                                  77                 77
  Additional paid-in capital                   79,939             79,842
  Cumulative translation adjustment               (35)               (36)
  Retained earnings                            (6,901)            (6,016)
        Total stockholders' equity             73,132             73,919
                                             $245,385           $266,597

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   SPORTMART, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Amounts in thousands, except share data)
                                       (Unaudited)

                                              Thirteen Weeks Ended

                                             May 4,        April 28,
                                              1997           1996
       Net sales                          $103,932          $116,209
       Cost of sales, including buying,
         distribution and occupancy         81,311            90,590
       Gross profit                         22,621            25,619
       Operating expenses:
        Store                               17,506            20,270
        General and administrative           4,709             4,634
        Store pre-opening                      -                 117
       Operating  income                       406               598
       Other  expense:
        Interest expense, net               (1,863)           (1,966)
        Other expense                          (18)             (152)
                                            (1,881)           (2,118)
       Loss from operations before income
         taxes                              (1,475)           (1,520)
       Income tax benefit                    ( 590)             (643)
       Net loss                            $  (885)        $    (877)

       Net loss per share               $     (.07)        $    (.07)

       Weighted average number of
       common shares outstanding        12,848,265        12,800,028

                       The accompanying notes are an integral part of these consolidated financial statements.

                             SPORTMART, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Amounts in thousands, except share data)
                                      (Unaudited)

                                    Voting              Class A           Additional   Cumulative                   Total
                                 Common   Stock        CommonStock        Paid-in      Translation   Retained   Stockholders'
                                 Shares     Amount    Shares   Amount     Capital      Adjustment    Earnings      Equity
Balances, January 28, 1996      5,148,833   $  52    7,625,538  $  76   $  79,637       $   (12)    $  21,043   $  100,796

Issuance of 60,766 of Class A
  common shares under
  stock purchase plan                 -        -        60,766      1         173            -            -            174

Exercise of stock options             -        -         8,430      -          32            -            -             32
Cumulative translation adjustment     -        -           -        -          -            (24)          -            (24)

Net loss, fiscal 1996                 -        -           -        -          -             -        (27,059)     (27,059)

Balances, February 2, 1997      5,148,833      52    7,694,734     77      79,8

Issuance of 41,946 of Class A
  common shares under
  stock purchase plan                 -        -        41,946      -          97            -            -             97

Cumulative translation adjustment     -        -           -        -

Net loss                              -        -           -        -          -             -            (885)       (885)

Balances, May 4, 1997           5,148,833     $52    7,736,680    $77     $79,939         $ (35)       $(6,901)    $73,132

                       The accompanying notes are an integral part of these consolidated financial statements.

                            SPORTMART, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)
                                       (Unaudited)

                                                               Thirteen Weeks Ended
                                                              May 4,       April 28,
                                                               1997          1996
Cash flows from operating activities:
    Net loss from continuing operations                      $ (885)        $ (877)
    Adjustments to reconcile net income to net cash
    provided by (used in)operating activities:
       Depreciation and amortization                          2,723          2,797
       Other adjustment                                         -               68
       Deferred income tax provision                            -              (17)
       Net decrease (increase) in assets:
           Merchandise inventories                           10,570        (11,977)
           Prepaid expenses and other assets                 (2,593)         6,155
           Income taxes receivable                           10,080            -
           Advertising co-op receivable                      (1,728)          (275)
           Other assets-noncurrent                             (127)          (212)
       Net increase (decrease) in liabilities:
           Accounts payable                                   4,851          8,806
           Accrued expenses                                 (16,190)       (10,367)
           Other long-term liabilities                          138            269
           Net cash provided by (used in) operating
              activities                                      6,839         (5,630)

Cash flows from investing activities:
   Purchase of property and equipment                          (623)        (5,892)
   Purchase of assets held pending sale                          75            (48)
   Advances to related parties                                  (46)          (217)
   Repayment of advances to related parties                     203            358
           Net cash used in investing activities               (391)        (5,799)

Cash flows from financing activities:
   Proceeds from issuance of Class A common stock                97            173
   Principal payments under capital lease obligations
     and long-term debt                                         (74)        (1,502)
   Proceeds from mortgage payable                               775            -
   Advances on lines of credit                               37,762         58,900
   Repayment on lines of credit                             (47,687)       (43,807)
           Net cash (used in) provided by financing
              activities                                     (9,127)        13,764

Net (decrease) increase in cash and cash equivalents         (2,679)         2,335
Cash and cash equivalents at beginning of period              2,816          4,017
Cash and cash equivalents at end of period                $     137     $    6,352

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   SPORTMART, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business

    Sportmart, Inc. and Subsidiary (the "Company") operates in one business segment which is the retail sporting goods business. As of June 12, 1997, the Company operated 59 superstores located in the United States. The eleven Canadian locations in the process of liquidation as of February 2, 1997 have all been closed as of June 12, 1997.

2.  Summary of Significant Accounting Policies

    Consolidation

    The consolidated financial statements include the accounts of Sportmart Inc. and Sportdepot Stores Inc., its wholly-owned subsidiary. Sportmart Canada, Inc. was incorporated in April 1994 and the first store in Canada opened in March 1995. In addition Sportdepot Stores Inc. was incorporated in January 1995 as a wholly-owned subsidiary of Sportmart Canada, Inc. In October 1995, Sportmart Canada, Inc. was amalgamated into Sportdepot Stores Inc. All significant intercompany transactions and balances have been eliminated.

    Principles of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of Sportmart, Inc. and Subsidiary as of May 4, 1997 and February 2, 1997, and the consolidated results of its operations and its cash flows for the thirteen week periods ended May 4, 1997 and April 28, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of a full year's operations.

    These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended February 2, 1997 included in the Company's Form 10-K as filed on May 5, 1997 with the Securities and Exchange Commission.

    Net Loss Per Share

    Net loss per share is based on 12,848,265 weighted average common shares outstanding for the thirteen weeks ended May 4, 1997. Net loss per share is based on 12,800,028 weighted average common shares outstanding for the thirteen weeks ended April 28, 1996.

3.   Non-Recurring Items

     During the fourth quarter of fiscal 1996, the Company recorded a non - recurring pre-tax charge of $33.2 million of which approximately $850,000 related to termination benefits. The majority of the charge was related to costs associated with exiting the Canadian market. Included in the original charge of store closings was severance, lease buy-out costs, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. As of May 4, 1997, the reserve is approximately $9.9 million due to the payout of the lease costs and severance payments. The Company believes the original estimates for these non-recurring costs appear reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                       Thirteen Weeks Ended

                                                       May 4,         April 28,
                                                        1997              1996
           Income statement data:
            Net Sales                                  100.0%           100.0%
            Cost of sales, including buying,
              distribution and occupancy                78.2             78.0
            Gross profit                                21.8             22.0
            Operating expenses:
              Store expenses                            16.9             17.4
              General and administrative expenses        4.5              4.0
              Store pre-opening expenses                                   .1
            Operating  income                             .4               .5
            Interest expense, net                       (1.8)            (1.7)
            Other expense                                  -              (.1)
            Loss before income taxes                    (1.4)            (1.3)
            Income tax benefit                           (.6)             (.6)
            Net Loss                                     (.8)%            (.7)%

            Number of stores at end of period             59               70

Thirteen Weeks Ended May 4, 1997 Compared to Thirteen Weeks Ended
April 28, 1996

Net sales decreased from $116.2 million in the thirteen weeks ended April 28, 1996 to $103.9 million in the thirteen weeks ended May 4, 1997, a 10.6% decrease. The net sales decrease in the thirteen weeks ended May 4,1997 was primarily attributable to the Company's decision to exit the Canadian market at the end of fiscal 1996.

Net sales in comparable stores decreased 3% during the quarter ended May 4, 1997. Management believes that comparable store sales have been negatively effected by the continuing impact of competition and the re-positioning of the Company into businesses that historically have generated higher gross margins. The Company realized sales increases during the quarter in golf, men's and women's sportswear, men's active sportswear and cleated shoes. The apparel categories previously noted represent areas where the Company has expanded its offerings of higher margin private branded merchandise as part of its strategic re-positioning. Nevertheless, the comparable store sales performance was negatively impacted by soft sales of ski related merchandise during the earlier part of the quarter and fitness products and in-line skates
throughout  the quarter.   In  an effort to improve the overall sales
performance, the Company has increased planned advertising expenditures during the second and fourth quarters of fiscal 1997. The increased spending will be focused in broadcast and direct mail advertisements, the latter of which is being spent to introduce the Company's enhanced
Play!Buy!Play  program.   This  program  is an improved frequent buyer
program which is designed to build customer loyalty and to aid in the targeted marketing of the Company's best customers. Play!Buy!Play! members receive preferred pricing on certain items, accumulate points toward free gift certificates and receive advanced promotional mailings and catalogs.

Gross profit after buying, distribution and occupancy costs decreased $3.0 million during the quarter ended May 4, 1997 to $22.6 million, an 11.7% decrease, due to the lower sales volume. Gross profit, as a percentage of net sales, decreased .2% primarily due to a slight increase in buying and benefits costs and distribution center expenses due to the lower sales volume.

Store expenses decreased from $20.3 million in the period ended April 28, 1996 to $17.5 million in the period ended May 4, 1997, a 13.8% decrease. This decrease was primarily due to the closure of the eleven Canadian locations. As a percentage of net sales, store expenses decreased from 17.4% in the period ended April 28, 1996 to 16.9% in the period ended May 4, 1997 primarily due to improved efficiencies in overall store expense categories.

General and administrative expenses increased slightly from $4.6 million in the thirteen weeks ended April 28, 1996 to $4.7 million in the thirteen weeks ended May 4, 1997, a 2.2% increase. As a percentage of net sales, general and administrative expenses increased from 4.0% in the period ended April 28, 1996 to 4.5% in the period ended May 4, 1997 due to the overall sales declines.

Operating income decreased slightly from $598,000 for the thirteen weeks ended April 28, 1996 to $406,000 for the thirteen weeks ended May 4, 1997. Operating income also decreased slightly as a percentage of net sales from .5% for the thirteen weeks ended April 28, 1997 to .4% for the thirteen weeks ended May 4, 1997.

Net interest expense decreased from $2.0 million for the thirteen weeks ended April 28, 1996 to $1.9 million for the thirteen weeks ended May 4, 1997. This decrease is due to the lower debt level at the end of the first quarter for fiscal 1997 as compared to fiscal 1996. Net interest expense as a percentage of net sales increased slightly from 1.7% to 1.8% due to the lower sales volume. Other expense, as a percentage of net sales, decreased slightly from .1% for the thirteen weeks ended April 28, 1996 to 0.0% for the thirteen weeks ended May 4, 1997.

For the periods ended May 4, 1997 and April 28, 1996, the statements of operations reflect a provision for federal, state and provincial income taxes based on the Company's expected annual tax rates.

Liquidity and Capital Resources

As of May 4, 1997, the Company had working capital of $10.4 million as compared to $9.2 million as of February 2, 1997. Net cash provided by operating activities was $6.8 million for the thirteen weeks ended May 4, 1997 versus net cash used in operating activities of $5.6 million for the thirteen weeks ended April 28, 1996. The primary differences between the $6.8 million net cash provided by operations during the thirteen weeks ended May 4, 1997 and the $5.6 million net cash used in operations in the prior year is related to changes in merchandise inventories, income tax receivable, accounts payable and accrued expenses. The Company experienced a $10.6 million decrease in merchandise inventories from February 2, 1997 to May 4, 1997 in contrast to the $12.0 million increase during the same period in the prior year as a result of the Company's efforts to reduce average per store inventories plus the elimination of the Canadian inventory due to the exiting of this market. The decrease in income taxes receivable of $10.1 million is due to the receipt of federal income tax refunds related to the net operating loss carryback. The primary difference between the $4.9 million increase in accounts payable from February 2, 1997 to May 4, 1997 and the $8.8 million increase during the same period in the prior year is due to the lower inventory level. Finally, the primary difference between the $16.2 million decrease in accrued expenses from February 2, 1997 to May 4, 1997 and the $10.4 million decrease during the same period in the prior year is due to a decrease in the reserve for closing the Canadian locations.

Net cash used in investing activities decreased from $5.8 million in fiscal 1996 to $391,000 in fiscal 1997. The net cash used in investing activities in fiscal 1997 was primarily the result of $623,000 in capital expenditures partially offset by $203,000 of repayment of advances to related parties. The net cash used in investing activities in fiscal 1996 was primarily the result of $5.9 million in capital expenditures.

Net cash used in financing activities for the first thirteen weeks of fiscal 1997 of $9.1 million was primarily due to $9.9 million net repayments on the lines of credit. The net cash provided by financing activities in fiscal 1996 of $13.8 million was primarily due to $15.1 million net advances on the lines of credit.

The Company has available a $135.0 million revolving credit agreement with a syndicate of banks. This revolving line of credit funds both seasonal and general capital requirements. In order to comply with Emerging Issues Task Force Issue No. 95-22 regarding classification of certain debt instruments, the borrowings under this revolving line of credit have been classified as current liabilities. However, based on the terms of the agreement and the Company's business plan, the Company believes the amount outstanding under the revolving line of credit will be due and payable in September 2001. This revolving line of credit requires the maintenance of minimum net worth and a maximum debt to inventory ratio. As of May 4, 1997, the Company was in compliance with all covenants of this agreement. In June 1997, the Company amended this credit agreement to lower the minimum net worth requirement in order to provide the Company with greater operating flexibility. As of June 12, 1997, approximately $79.4 million in cash borrowings and $4.5 million in letters of credit (to support imported merchandise and certain real estate transactions) were outstanding under this line of credit.

The Company's primary on-going cash requirements for fiscal 1997 relate to capital expenditures relating to the improvement of existing operations. The Company may open one store during fiscal 1997. The capital expenditures related to this opening are estimated to be approximately $750,000. In addition, the Company plans on investing approximately $4.8 million in the renovation of existing stores and distribution centers and approximately $1.4 million to upgrade its management information systems. As of May 4, 1997 the Company had invested approximately $600,000 in capital expenditures related to the renovation of existing locations and upgrades to its management information systems. The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flows from operations, bank borrowings and normal trade credit agreements.

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

During April, 1997, the Company entered into an interest rate cap agreement to reduce its exposure to fluctuations in interest rates. The Company has an interest rate cap on $25,000,000 of its revolving line of credit which expires in one year and places a ceiling on LIBOR at 6.0%.

During the course of operating in Canada, the Company entered into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. During the course of closing down operations in Canada, the Company has continued to enter into such contracts. Realized and unrealized gains and losses arising from these foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of May 4, 1997, the Company had approximately $9.1 million of open foreign currency contracts with various settlement dates prior to September, 1997.

Seasonality and Inflation

The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes to the Company. For fiscal years 1996 and 1995, the second and fourth fiscal quarters combined accounted for approximately 56% and 58%, respectively, of the Company's fiscal year net sales. In both fiscal 1996 and 1995, the fourth fiscal quarter was significantly impacted by the non-recurring charges and discontinued operations; however, typically, the second and fourth quarters account for substantially all of the Company's income before taxes. In contrast, the Company has consistently experienced net losses in the third quarter and it anticipates that such trend may continue through fiscal 1997. Inventory levels, which gradually increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen weeks ended May 4, 1997.

Private Securities Litigation Reform Act of 1995

The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties. The risks and uncertainties contained in the Quarterly Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions g e n e rally, and retail and sporting goods business conditions specifically, the impact of competition, development of private brand products, customer acceptance of the Four Worlds concept, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the adequacy of reserves for discontinued operations, the ability to settle lease obligations for closed stores, the effect of the Company's accounting policies, weather conditions, and other risks detailed in the Company's Securities and Exchange Commission filings. The words projected , believes , estimates used in this Quarterly Report as they relate to the Company or its Management are generally intended to identify such forward looking statements.

                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         A.   Exhibits.
              Exhibit 10.55 - Fourth Amendment to Credit Agreement
                              between Registrant and BT Commercial
                              Corporation
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


                                 SPORTMART, INC.

Date: June 18, 1997              By: /S/ ANDREW S. HOCHBERG
                                     Andrew S. Hochberg, Chief Executive
                                                         Officer


Date: June 18, 1997              By: /S/  THOMAS T. HENDRICKSON
                                     Thomas T. Hendrickson, Executive Vice
                                                            President and
                                                            Chief Financial
                                                            Officer