Form 10-Q
period 1997-08-03
SPORTMART INC
filed 1997-09-17
CIK 890572

SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

				  Form 10-Q


		Quarterly Report Pursuant to Section 13 or 15(d) of
		       The Securities Exchange Act of 1934

		For the Quarterly Period Ended: August 3, 1997

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

			Yes    X        No


As of September 10, 1997, there were 5,148,833.5 shares of Voting Common Stock, par value $.01, and 7,736,680.5 shares of Class A Common Stock, par value $.01, of the registrant outstanding.

			      SPORTMART, INC.

		     QUARTERLY PERIOD ENDED AUGUST 3, 1997

				INDEX
								PAGE(S)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of August 3, 1997 and
	February 2, 1997                                            1

	Consolidated Statements of Operations for the thirteen
	weeks ended August 3, 1997 and July 28, 1996 and the
	twenty-six weeks ended August 3, 1997 and July 28, 1996     2

	Consolidated Statements of Stockholders' Equity
	for the twenty-six weeks ended August 3, 1997 and
	the fifty-three weeks ended February 2, 1997                3

	Consolidated Statements of Cash Flows for the twenty-six
	weeks ended August 3, 1997 and July 28, 1996                4

	Notes to Consolidated Financial Statements                5-6

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations                      7-12

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security-Holders        13

Item 6. Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                         14

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
		  SPORTMART, INC. AND SUBSIDIARY
		  CONSOLIDATED BALANCE SHEETS
		  AUGUST 3, 1997 AND FEBRUARY 2, 1997
		(Amounts in thousands, except share data)

				   ASSETS                   August 3        February 2,
							      1997               1997
							   (unaudited)
Current assets:
   Cash and cash equivalents                               $     -            $ 2,816
   Due from related parties                                    578                624
   Merchandise inventories, net                            147,906            162,913
   Prepaid expenses and other assets                         7,339              5,035
   Income taxes receivable                                       -             11,044
   Advertising co-op receivable, net                         5,349              2,338
   Assets held for sale                                      2,569              2,631
   Deferred income taxes                                     6,300              6,300
	Total current assets                               170,041            193,701
Property and equipment, net                                 58,216             61,750
Other assets                                                 3,950              3,868
Deferred income taxes                                        7,278              7,278
							  $239,485           $266,597

				LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Outstanding checks, net                                $    832                  -
   Revolving line of credit due 2001                        75,942             93,175
   Mortgage payable                                            775                  -
   Current portion of capitalized lease obligations            323                307
   Accounts payable                                         48,962             44,922
   Accrued expenses:
	Salaries and wages                                   3,393              3,338
	Taxes other than income                              6,213              8,049
	Advertising                                          1,932              5,014
	Reserve for store closings                           8,881             16,319
	Other                                                8,429             13,377
	    Total current liabilities                      155,682            184,501
Capitalized lease obligations, net of current portion        3,244              3,409
Other long-term liabilities                                  4,876              4,768
							   163,802            192,678
Commitments and contingencies                                    -                  -

Stockholders' equity:
   Preferred stock; $.01 par value;
      5,000,000 shares authorized; none issued                   -                  -
   Voting common stock; $.01 par value; 50,000,000
      shares authorized; 5,148,833 shares issued and
      outstanding on August 3, 1997 and February 2, 1997        52                 52
   Class A common stock, non-voting; $.01 par value,
      50,000,000 shares authorized; 7,736,680 and 7,694,734
      shares issued and outstanding on August 3, 1997 and
      February 2, 1997, respectively                            77                 77
   Additional paid-in capital                               79,939             79,842
   Cumulative translation adjustment                           (36)               (36)
   Retained earnings                                        (4,349)            (6,016)
	     Total stockholders' equity                     75,683             73,919
							  $239,485           $266,597

The accompanying notes are an integral part of these consolidated financial statements.

			SPORTMART, INC. AND SUBSIDIARY
		     CONSOLIDATED STATEMENTS OF OPERATIONS
		     (Amounts in thousands, except share data)
				(Unaudited)

						     Thirteen Weeks Ended            Twenty-six Weeks Ended
						   August 3,       July 28,        August 3,          July 28,
						     1997            1996            1997               1996
Net sales                                           $125,287       $146,079        $229,219           $262,289
Cost of sales, including buying, distribution
    and occupancy                                     94,839        108,986         176,150            199,576
Gross profit                                          30,448         37,093          53,069             62,713
Operating expenses:
    Store                                             19,884         22,100          37,390             42,368
    General and administrative                         4,741          4,855           9,451              9,491
    Store pre-opening                                      -            384               -                501
Operating  income                                      5,823          9,754           6,228             10,353
Other  expense:
    Interest expense, net                             (1,550)        (1,947)         (3,412)            (3,913)
    Other expense                                        (20)          (161)            (38)              (314)
						      (1,570)        (2,108)         (3,450)            (4,227)
Income from operations before income taxes             4,253          7,646           2,778              6,126
Income tax provision                                   1,701          3,211           1,111              2,568
Net income                                          $  2,552         $4,435          $1,667             $3,558
Net income per share                                $    .20         $  .35          $  .13             $  .28
Weighted average number of
    common shares outstanding                     12,876,610     12,835,137      12,862,438         12,817,582

The accompanying notes are an integral part of these consolidated financial statements.

			SPORTMART, INC. AND SUBSIDIARY
		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		(Amounts in thousands, except share data)
				(Unaudited)

				       Voting                 Class A        Additional  Cumulative              Total
				    Common Stock            Common Stock      Paid-in    Translation  Retained   Stockholders'
				 Shares       Amount     Shares       Amount  Capital    Adjustment   Earnings   Equity
                                                                             <C
Balances, January 28, 1996      5,148,833    $   52    7,625,538    $   76   $  79,637   $  (12)      $  21,043   $  100,796

Issuance of 60,766 of Class A
  common shares under stock
  purchase plan                         -         -       60,766         1         173        -               -          174

Exercise of stock options               -         -        8,430         -          32        -               -           32
Cumulative translation adjustment       -         -            -         -           -      (24)              -          (24)

Net loss, fiscal 1996                   -         -            -         -           -        -         (27,059)     (27,059)

Balances, February 2, 1997      5,148,833        52    7,694,734        77
Issuance of 41,946 of Class A
  common shares under stock
  purchase plan                         -         -       41,946         -          97        -               -           97

Net income                              -         -            -         -           -        -           1,667        1,667

Balances August 3, 1997         5,148,833      $ 52    7,736,680      $ 77     $79,939    $ (36)        $(4,349)     $75,683

The accompanying notes are an integral part of these consolidated financial statements.

			  SPORTMART, INC. AND SUBSIDIARY
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Amounts in thousands)
				     (Unaudited)

								Twenty-six  Weeks Ended
								August 3,       July 28,
								  1997            1996
Cash flows from operating activities:
  Net income from continuing operations                           $ 1,667        $ 3,558
  Adjustments to reconcile net income to net cash provided
  by  operating activities:
     Depreciation and amortization                                  5,480          5,514
     Other adjustment                                                   -            (44)
     Deferred income tax provision                                      -             (5)
     Net decrease (increase) in assets:
	Merchandise inventories                                    15,007         (4,763)
	Prepaid expenses and other assets                          (2,304)         8,183
	Income taxes receivable                                    11,044              -
	Advertising co-op receivable                               (3,011)        (1,682)
	Other assets-noncurrent                                      (451)           (54)
  Net increase (decrease) in liabilities:
	Accounts payable                                            4,749         (2,046)
	Accrued expenses                                          (17,958)       (10,058)
	Other long-term liabilities                                   108            668
	Net cash provided by (used in) operating activities        14,331           (729)

Cash flows from investing activities:
  Purchase of property and equipment                               (2,032)        (8,899)
  Proceeds from sale of property and equipment                        455              -
  Purchase of assets held pending sale                                 62         (1,317)
  Advances to related parties                                        (135)          (454)
  Repayment of advances to related parties                            181            353
	Net cash used in investing activities                      (1,469)       (10,317)

Cash flows from financing activities:
  Proceeds from issuance of Class A common stock                       97            173
  Principal payments under capital lease obligations and
    long-term debt                                                   (149)        (5,535)
  Outstanding checks, net                                             832          2,655
  Proceeds from mortgage payable                                      775              -
  Advances on lines of credit                                      71,212        106,972
  Repayment on lines of credit                                    (88,445)       (97,236)
	Net cash (used in) provided by financing activities       (15,678)         7,029

Net (decrease) increase in cash and cash equivalents               (2,816)        (4,017)
Cash and cash equivalents at beginning of period                    2,816          4,017
Cash and cash equivalents at end of period                     $        -      $       -

The accompanying notes are an integral part of these consolidated financial statements.

				SPORTMART, INC.
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

       Sportmart, Inc. and Subsidiary (the "Company") operates in one business segment which is the retail sporting goods business. As of September 10, 1997, the Company operated 59 superstores located in the United States. The eleven Canadian locations in the process of liquidation as of February 2, 1997 have all been closed as of September 10, 1997.

 2.    Summary of Significant Accounting Policies

       Consolidation

       The consolidated financial statements include the accounts of Sportmart, Inc. and Sportdepot Stores Inc., its wholly-owned subsidiary. Sportmart Canada, Inc. was incorporated in April 1994 and the first store in Canada opened in March 1995. In addition, Sportdepot Stores Inc. was incorporated in January 1995 as a wholly-owned subsidiary of Sportmart Canada, Inc. In October 1995, Sportmart Canada, Inc. was amalgamated into Sportdepot Stores Inc. All significant intercompany transactions and balances have been eliminated.

       Principles of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of Sportmart, Inc. and Subsidiary as of August 3, 1997 and the consolidated results of its operations and its cash flows for the thirteen week and twenty-six week periods ended August 3, 1997 and July 28, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of a full year's operations.

       These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended February 2, 1997 included in the Company's Form 10-K.


       Net Income Per Share

       Net income per share is based on 12,876,610 and 12,835,137 weighted average common shares outstanding for the thirteen weeks ended August 3, 1997 and July 28, 1996, respectively. Net income per share is based on 12,862,438 and 12,817,582 weighted average common shares outstanding for the twenty-six weeks ended August 3, 1997 and July 28, 1996.

3.     Non-Recurring Items

       During the fourth quarter of fiscal 1996, the Company recorded a non-recurring pre-tax charge of $33.2 million of which approximately $850,000 related to termination benefits. The majority of the charge was related to costs associated with exiting the Canadian market. Included in the original charge of store closings was severance, lease buy-out costs, inventory write-down costs, unamortized portions of nonrecoverable capital improvements, as well as other miscellaneous exit costs. As of August 3, 1997, the reserve is approximately $6.7 million due to the payout of the lease costs and severance payments. The Company believes the original estimates for these non-recurring costs continue to be appropriate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales and the number of stores open at the end of each period:

						  Thirteen Weeks Ended        Twenty-six Weeks Ended
						August 3,       July 28,    August 3,      July 28,
						  1997            1996        1997            1996
Income statement data:
  Net sales                                        100.0 %        100.0%      100.0%         100.0%
  Cost of sales, including buying,
    distribution and occupancy                      75.7           74.6        76.9           76.1
  Gross profit                                      24.3           25.4        23.1           23.9
  Operating expenses:
    Store expenses                                  15.9           15.1        16.3           16.2
    General and administrative expenses              3.8            3.4         4.1            3.6
    Store pre-opening expenses                         -             .3           -             .2
  Operating income                                   4.6            6.6         2.7            3.9
  Interest expense, net                             (1.2)          (1.3)       (1.5)          (1.5)
  Other  expense                                       -            (.1)          -           ( .1)
  Income before income taxes                         3.4            5.2         1.2            2.3
  Income tax provision                               1.4            2.2          .5            1.0
  Net income                                         2.0%           3.0%         .7%           1.3%

Number of stores at  end of period                    59             70

Thirteen Weeks Ended August 3, 1997 Compared to Thirteen Weeks Ended
July 28, 1996

Net sales decreased from $146.1 million in the thirteen weeks ended
July 28, 1996 to $125.3 million in the thirteen weeks ended August 3, 1997. The net sales decrease was primarily attributable to the Company's decision to exit the Canadian market at the end of fiscal 1996.

Net sales in comparable stores decreased 4.0% during the thirteen weeks ended August 3, 1997. Management believes that comparable store sales have been negatively effected by the continuing impact of competition and the re-positioning of the Company into businesses that historically have generated higher gross margins. The Company realized sales increases during the quarter in golf, men's and women's sportswear, men's active sportswear and cleated shoes. The apparel categories previously noted represent areas where the Company has expanded its offerings of higher margin private branded merchandise as part of its strategic re-positioning. Nevertheless, the comparable store sales performance was negatively impacted by soft sales of abdominal exercisers, in-line skates, and outdoor categories throughout the quarter. In an effort to improve the overall sales performance, the Company has increased planned advertising expenditures during the second half of the year. The increased spending will be focused in broadcast and direct mail advertisements. The direct mail advertisements will focus on members of our improved frequent buyer program, PLAY!BUY!PLAY!, which was introduced during the second quarter. The program was designed to build customer loyalty and to aid in the targeted marketing of the Company's best customers. PLAY!BUY!PLAY! members receive preferred pricing on certain items, accumulate points toward free gift certificates, and receive advanced promotional mailings and catalogs.

Gross profit after buying, distribution, and occupancy costs decreased $6.6 million during the thirteen week period ended August 3, 1997, to $30.4 million, a 17.9% decrease, due in part to lower sales volume. Gross profit, as a percentage of net sales, decreased 1.1% primarily due to accruing a higher shrinkage reserve based on last year's full year results. In addition, distribution and occupancy costs caused the gross profit percentage to decrease due to lower sales volume.

Store expenses decreased from $22.1 million in the thirteen week period ended July 28, 1996, to $19.9 million in the thirteen week period ended August 3, 1997, a 10.0% decrease. This decrease was primarily due to the closure of the eleven Canadian locations. As a percentage of net sales, store expenses increased from 15.1% in the thirteen week period ended July 28, 1996, to 15.9% in the thirteen week period ended August 3, 1997, primarily due to increased advertising expenditures.

General and administrative expenses decreased slightly from $4.9 million in the thirteen weeks ended July 28, 1996, to $4.7 million in the thirteen weeks ended August 3, 1997, a 2.3% decrease. As a percentage of net sales, general and administrative expenses increased from 3.4% in the thirteen weeks ended July 28, 1996, to 3.8% in the thirteen weeks ended August 3, 1997, primarily due to lower sales volume.


Net interest expense decreased from $2.0 million in the thirteen week period ended July 28, 1996, to $1.6 million in the thirteen week period ended August 3, 1997. Net interest expense as a percentage of net sales decreased from 1.3% in the thirteen week period ended July 28, 1996, to 1.2% in the thirteen week period ended August 3, 1997. These decreases are due to the lower debt level during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996.

For the thirteen week periods ended August 3, 1997, and July 28, 1996, the statements of operations reflect a provision for federal, state, and provincial income taxes based on the Company?s expected annual tax rates.

Twenty-six Weeks Ended August 3, 1997 compared to Twenty-six Weeks Ended July 28, 1996

Net sales decreased from $262.3 million in the twenty-six weeks ended July 28, 1996 to $229.2 million in the twenty-six weeks ended August 3, 1997. The net sales decrease was primarily attributable to the Company's decision to exit the Canadian market at the end of fiscal 1996.

Net sales in comparable stores decreased 3.7% during the twenty-six weeks ended August 3, 1997 as compared to the twenty-six week period ended
July 28, 1996. Management believes that comparable store sales have been negatively effected by the continuing impact of competition and the re-positioning of the Company into businesses that historically have generated higher gross margins. The Company realized sales increases during the first half of fiscal 1997 in golf, men's and women's sportswear, men's active sportswear and cleated shoes. The apparel categories previously noted represent areas where the Company has expanded its offerings of higher margin private branded merchandise as part of its strategic re-positioning. Nevertheless, the comparable store sales performance was negatively impacted by soft sales of abdominal exercisers, in-line skates, and outdoor categories throughout the twenty-six week period.

Gross profit after buying, distribution, and occupancy costs decreased $9.6 million during the twenty-six week period ended August 3, 1997, to $53.1 million, a 15.4% decrease, due in part to lower sales volume. Gross profit, as a percentage of net sales, decreased .8% primarily due to accruing a higher shrinkage reserve based on last year's full year results. In addition, distribution and occupancy costs caused the gross profit percentage to decrease due to lower sales volume.

Store expenses decreased from $42.4 million in the twenty-six week period ended July 28, 1996, to $37.4 million in the twenty-six week period ended August 3, 1997, a 11.8% decrease. This decrease was primarily due to the closure of the eleven Canadian locations. As a percentage of net sales, store expenses increased slightly from 16.2% in the twenty-six week period ended July 28, 1996, to 16.3% in the twenty-six week period ended August 3, 1997.

General and administrative expenses was unchanged at $9.5 million for the twenty-six week periods ended July 28, 1996 and August 3, 1997. As a percentage of net sales, general and administrative expenses increased from 3.6% in the twenty-six week period ended July 28, 1996, to 4.1% in the twenty-six weeks ended August 3, 1997, primarily due to lower sales volume.


Net interest expense decreased from $3.9 million in the twenty-six week period ended July 28, 1996, to $3.4 million in the twenty-six week period ended August 3, 1997. The decrease in net interest expense is due to the lower debt level during fiscal 1997. Net interest expense as a percentage of net sales remained unchanged at 1.5% for the twenty-six week periods ended July 28, 1996 and August 3, 1997.

For the twenty-six week periods ended August 3, 1997, and July 28, 1996, the statements of operations reflect a provision for federal, state, and provincial income taxes based on the Company's expected annual tax rates.

Liquidity and Capital Resources

As of August 3, 1997, the Company had working capital of $14.4 million compared to $9.2 million as of February 2, 1997. Net cash provided by operating activities was $14.3 million for the twenty-six weeks ended August 3, 1997, versus net cash used in operating activities of $.7 million for the twenty-six weeks ended July 28, 1996. The primary differences between the $14.3 million net cash provided by operations during the twenty-six weeks ended August 3, 1997, and the $.7 million net cash used in operations during the twenty-six weeks ended July 28, 1996, is related to changes in merchandise inventories, prepaid expenses, income taxes receivable, accounts payable, and accrued expenses. The

Company experienced a $15.0 million decrease in merchandise inventories during the first twenty-six weeks of fiscal 1997 in contrast to a $4.8 million increase in merchandise inventories during the same period in the prior year. The decrease in merchandise inventories during the first twenty-six weeks of fiscal 1997 is primarily due to the elimination of the Canadian inventory from the exiting of the Canadian market. Prepaid expenses increased $2.3 million during the first twenty-six weeks of fiscal 1997 versus an $8.2 million decrease during the first twenty-six weeks of 1996. The increase during the first twenty-six weeks of fiscal 1997 is due to prepaid rent payments. Income taxes receivable decreased $11.0 million during the first twenty-six weeks of fiscal 1997 due to the receipt of federal income tax refunds related to the net operating loss carryback. There was no income tax receivable during the first twenty-six weeks of fiscal 1996. Accounts payable increased $4.7 million during the first twenty-six weeks of fiscal 1997 compared to a decrease of $2.1 million during the first twenty-six weeks of fiscal 1996. The accounts payable increase during the first twenty-six weeks of fiscal 1997 is primarily due to the seasonal build-up of US store inventory; however, overall inventory decreased as a result of the liquidation of the Canadian inventory.
Accrued expenses decreased $18.0 during the first twenty-six weeks of 1997 compared to a $10.1 decrease during the first twenty-six weeks of fiscal 1996. The decrease in accrued expenses during the first twenty-six weeks of 1997 is due to charges against the reserve established for closing the Canadian operations.

Net cash used in investing activities decreased from $10.3 million for the twenty-six week period ended July 28, 1996, to $1.5 million for the twenty-six week period ended August 3, 1997. The net cash used in investing activities during the twenty-six week period ended August 3, 1997, was primarily the result of $2.0 million in capital expenditures partially offset by $.5 million of cash received for the sale of certain Canadian fixed assets. The net cash used in investing activities for the twenty-six week period ended July 28, 1996, was primarily due to $8.9 million in capital expenditures and $1.3 million in additional assets held for sale.

Net cash used in financing activities for the first twenty-six weeks of fiscal 1997 of $15.7 million was primarily due to $17.2 million of net repayments on the lines of credit. The net cash provided by financing activities for the first twenty-six weeks of fiscal 1996 of $7.0 million was primarily due to $9.7 million of net advances on the lines of credit and $2.7 million in bank overdrafts partially offset by $5.5 million in reduced long-term debt.

The Company has available a $135.0 million revolving credit agreement with a syndicate of banks. This revolving line of credit funds both seasonal and general capital requirements. In order to comply with Emerging Issues Task Force Issue No. 95-22 regarding classification of certain debt instruments, the borrowings under this revolving line of credit have been classified as current liabilities. However, based on the terms of the agreement and the Company's business plan, the Company believes the amount outstanding under the revolving line of credit will be due and payable in September 2001. This revolving line of credit requires the maintenance of minimum net worth and a maximum debt to inventory ratio. As of August 3, 1997, the Company was in compliance with all covenants of this agreement.
In June 1997, the Company amended this credit agreement to lower the minimum net worth requirement in order to provide the Company with greater operating flexibility. As of September 10, 1997, approximately $79.0 million in cash borrowings and $6.1 million in letters of credit (to support imported merchandise and certain real estate transactions) were outstanding under this line of credit.

The Company's primary on-going cash requirements for fiscal 1997 relate to capital expenditures relating to the improvement of existing operations.
The Company does not plan to open any new stores during fiscal 1997. As of August 3, 1997, the Company has invested approximately $2.0 million in capital expenditures of which $1.5 million related to the renovation of existing stores and distribution centers and $.5 million related to upgrades in the Company's management information systems. In addition, the Company plans to invest, during the remainder of fiscal 1997, $2.9 million to renovate existing stores and distribution centers and $1.1 million to upgrade the Company's management information systems. The Company expects to be able to fund its working capital requirements with a combination of anticipated cash flows from operations, bank borrowings and normal trade credit agreements.

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

In order to reduce its exposure to fluctuations in interest rates, the Company entered into interest rate cap agreements for a notional amount totaling $50.0 million during fiscal 1997. In April, 1997, the Company entered into an interest rate cap on $25.0 million of its revolving line of credit which expires in one year and places a ceiling on LIBOR at 6.0%. In July, 1997, the Company entered into a second interest rate cap for $25.0 million of its revolving line of credit which expires in two years and places a ceiling on LIBOR at 6.0%.

During the course of operating in Canada, the Company entered into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. During the course of closing down operations in Canada, the Company has continued to enter into such contracts. Realized and unrealized gains and losses arising from these foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of August 3, 1997, the Company had approximately $4.7 million of open foreign currency contracts with various settlement dates prior to September, 1997.

Seasonality and Inflation

The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes to the Company. For fiscal years 1996 and 1995, the second and fourth fiscal quarters combined accounted for approximately 56% and 58%, respectively, of the Company's fiscal year net sales. In both fiscal 1996 and 1995, the fourth fiscal quarter was significantly impacted by non-recurring charges and, in addition, the fourth quarter of fiscal 1995 was impacted by discontinued operations; however, typically, the second and fourth quarters account for substantially all of the Company's income before taxes. In contrast, the Company has consistently experienced net losses in the third quarter and it anticipates that such
trend may continue through fiscal 1997.   Inventory levels, which gradually
increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six weeks ended August 3, 1997.

Impact of Recent Accounting Pronouncements

In June 1997 the FASB issued SFAS Statement No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company does not believe that SFAS Statement No. 130 will have a material impact on its financial statements.

In June 1997 the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company does not believe that SFAS Statement No. 131 will have a material impact on its financial statements.

Private Securities Litigation Reform Act of 1995

The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties. The risks and uncertainties contained in the Quarterly Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition, development of private brand products, customer acceptance of the Four Worlds concept, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the adequacy of reserves for discontinued operations, the ability to settle lease obligations for closed stores, the effect of the Company's accounting policies, weather conditions, and other risks detailed in the Company's Securities and Exchange Commission filings. The words "believes", "anticipates", "estimates", "expects", and words of similar import used in this Quarterly Report as they relate to the Company or its Management are generally intended to identify such forward looking statements.

			      PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

	(a) The Annual Meeting of Stockholders of the Company was held on June 27, 1997.

	(b) 1. The Stockholders voted to elect three directors to the Company's Board of Directors, with the following votes:

						       Authority                         Broker
Directors                   For             Against    Withheld        Abstentions     Non-Votes
C. Mark Scott              4,841,938         ____       60,909          ____             ____

Jerome S. Gore             4,841,978         ____       60,869          ____             ____

Lawrence J. Ring           4,842,038         ____       60,809          ____             ____

	(c)    2.  The Stockholders also voted to ratify and approve
		   a Restricted Stock Plan.

			       Authority                     Broker
For                 Against    Withheld     Abstentions     Non-Votes
3,748,312           113,231      ____         13,791        1,027,513

Item 6. Exhibits and Reports on Form 8-K.

	A.      Exhibits.

		Exhibit 10.56 -  Employment and Change in Control Agreement
				 between Registrant and C. Mark Scott.
		Exhibit 11    -  Statement regarding computation of earnings
				 per share.
		Exhibit 27    -  Financial Data Schedule

	B.      Reports on Form 8-K.
		None.

				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					SPORTMART, INC.

Date: 9/17/97                           By: /S/ Andrew S. Hochberg
                                   					    Chief Executive Officer

Date: 9/17/97                           By: /S/ Thomas T. Hendrickson
			                                   		    Executive Vice President and
					                                       Chief Financial Officer