Form 10-Q
period 1997-11-01
SPORTMART INC
filed 1997-12-12
CIK 890572

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

           For the Quarterly Period Ended: November 2, 1997

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

                   Yes    X                No


    As of December 3, 1997, there were 5,148,833.5 shares of Voting Common Stock, par value $.01, and 7,817,394.5 shares of Class A Common Stock, par value $.01, of the registrant outstanding.
                          SPORTMART, INC.

               QUARTERLY PERIOD ENDED NOVEMBER 2, 1997

                                INDEX
                                                                 PAGE(S)

PART I - FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets as of November 2, 1997
              and February 2, 1997                                    1

              Consolidated Statements of Operations for the
              thirteen weeks ended November 2, 1997 and October
              27, 1996 and the thirty-nine weeks ended November
              2, 1997 and October 27, 1996                            2

              Consolidated Statements of Stockholders' Equity
              for the thirty-nine weeks ended November 2,
              1997 and the fifty-three weeks ended
              February 2, 1997                                        3

              Consolidated Statements of Cash Flows for the
              thirty-nine weeks ended November 2, 1997 and
              October 27, 1996                                        4

              Notes to Consolidated Financial Statements             5-6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7-11

PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                            13

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
                    SPORTMART, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                NOVEMBER 2, 1997 AND FEBRUARY 2, 1997
(Amounts in thousands, except share data)

                ASSETS                                        November 2,          February 2,
                                                                 1997                 1997
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                 $        -             $ 2,816
   Due from related parties                                         419                 624
   Merchandise inventories, net                                 156,018             162,913
   Prepaid expenses and other assets                              8,199               5,035
   Income taxes receivable                                          302              11,044
   Advertising co-op receivable, net                              5,683               2,338
   Assets held for sale                                           2,521               2,631
   Deferred income taxes                                          7,656               6,300
       Total current assets                                     180,798             193,701
Property and equipment, net                                      57,148              61,750
Other assets                                                      3,730               3,868
Deferred income taxes                                             7,278               7,278
                                                               $248,954            $266,597

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, net                                     $    2,101            $      -
 Revolving line of credit due 2001                               99,741              93,175
 Mortgage payable                                                   775                   -
 Current portion of capitalized lease obligations                   331                 307
 Accounts payable                                                44,961              44,922
 Accrued expenses:
   Salaries and wages                                             2,631               3,338
   Taxes other than income                                        4,696               8,049
   Advertising                                                      482               5,014
   Reserve for store closings                                     6,196              16,319
   Other                                                          6,697              13,377
       Total current liabilities                                168,611             184,501
Capitalized lease obligations, net of current portion             3,158               3,409
Other long-term liabilities                                       5,015               4,768
                                                                176,784             192,678
Commitments and contingencies                                         -                   -

Stockholders' equity:
 Preferred stock; $.01 par value;
    5,000,000 shares authorized; none issued                          -                   -
 Voting common stock; $.01 par value; 50,000,000 shares authorized;
    5,148,833 shares issued and outstanding on November 2, 1997
     and February 2, 1997                                            52                  52
 Class A common stock, non-voting; $.01 par value, 50,000,000 shares authorized; 7,783,083 and 7,694,734 shares issued and outstanding on November 2, 1997 and February 2, 1997,
    respectively                                                     77                  77
 Additional paid-in capital                                      80,090              79,842
 Cumulative translation adjustment                                    -                 (36)
 Retained earnings                                               (8,049)             (6,016)
       Total stockholders' equity                                72,170              73,919
                                                               $248,954            $266,597
The accompanying notes are an integral part of these consolidated financial statements.

                      SPORTMART, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share data)
                                 (Unaudited)


                                                                           1997           1996           1997           1996
Net sales                                                                 $89,279       $111,659       $318,498        $373,948
Cost of sales, including buying, distribution
  and occupancy                                                            71,407         87,005        247,557         286,581
Gross profit                                                               17,872         24,654         70,941          87,367
Operating expenses:
  Store                                                                    17,707         21,545         55,097          63,913
  General and administrative                                                4,460          4,739         13,911          14,230
  Store pre-opening                                                             -            406              -             907
Operating (loss) income                                                    (4,295)        (2,036)         1,933           8,317
Other  expense:
  Interest expense, net                                                    (1,964)        (2,106)        (5,376)         (6,019)
  Other income                                                                 92            555             54             241
                                                                           (1,872)        (1,551)        (5,322)         (5,778)
(Loss) income before income taxes                                          (6,167)        (3,587)        (3,389)          2,539
Income tax benefit (provision)                                              2,467          1,507          1,356          (1,062)
(Loss) income before extraordinary item                                 $  (3,700)      $ (2,080)      $ (2,033)       $  1,477
Extraordinary item (net of income tax benefit of
   $335 for the 13 and 39 weeks ended October 27, 1996)                         -           (462)             -            (462)

Net (loss) income                                                       $  (3,700)      $ (2,542)      $ (2,033)        $ 1,015

(Loss) income per share before extraordinary item                       $    (.29)      $   (.16)      $   (.16)        $   .12
Loss per share from extraordinary item                                          -           (.04)             -            (.04)
Net (loss) income per share                                             $    (.29)      $   (.20)      $   (.16)        $   .08

Weighted average number of common shares outstanding                   12,890,670     12,835,137     12,883,320      12,823,434

The accompanying notes are an integral part of these consolidated financial statements.

                            SPORTMART, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands, except share data)
                                 (Unaudited)

                                             Voting            Class A          Additional   Cumulative               Total
                                           Common Stock       Common Stock       Paid-in    Translation  Retained Stockholders'
                                       Shares     Amount    Shares     Amount    Capital    Adjustment   Earnings    Equity
Balances, January 28, 1996            5,148,833   $  52     7,625,538  $  76    $  79,637    $  (12)   $  21,043   $  100,796

Issuance of 60,766 of Class A
   common shares under
   stock purchase plan                      -         -        60,766      1          173         -            -          174


Cumulative translation adjustment           -         -             -      -            -       (24)           -          (24)

Net loss, fiscal 1996                       -         -             -      -            -         -      (27,059)     (27,059)

Balances, February 2, 1997            5,148,833      52     7,694,734     77       79,842       (36)      (6,016)      73,919
Issuance of 41,946 of Class A
   common shares under
   stock purchase plan                      -         -        41,946      -           97         -            -           97

Exercise of stock options                   -         -        46,403      -          151         -            -          151

Elimination  of cumulative                  -         -             -      -            -        36            -           36
   translation adjustment

Net loss                                    -         -             -      -            -         -       (2,033)      (2,033)



The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTMART, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)

                                                                                            Thirty-nine  Weeks Ended
                                                                                        November 2,         October 27,
                                                                                           1997               1996
Cash flows from operating activities:
  Net (loss) income from continuing operations                                           $ (2,033)           $ 1,477
  Extraordinary item, net of tax                                                                -               (462)
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                                           8,273              8,363
    Other adjustment                                                                           36                (20)
    Deferred income tax provision                                                          (1,356)               (42)
    Net decrease (increase) in assets:
        Merchandise inventories                                                             6,895            (15,601)
        Prepaid expenses and other assets                                                  (3,164)             5,974
        Income taxes receivable                                                            10,742                  -
        Advertising co-op receivable                                                       (3,345)              (712)
        Other assets-noncurrent                                                              (428)            (1,076)
   Net increase (decrease) in liabilities:
        Accounts payable                                                                       39             (6,574)
        Accrued expenses                                                                  (25,395)           (14,285)
        Other long-term liabilities                                                           247                908
        Net cash used in operating activities                                              (9,489)           (22,050)

Cash flows from investing activities:
  Purchase of property and equipment                                                       (3,565)           (11,693)
  Proceeds from sale of property and equipment                                                458                  -
  Purchase of assets held pending sale                                                        110             (1,401)
  Advances to related parties                                                                (103)              (373)
  Repayment of advances to related parties                                                    308                318
        Net cash used in investing activities                                              (2,792)           (13,149)

Cash flows from financing activities:
  Proceeds from issuance of Class A common stock                                              250                205
  Principal payments under capital lease obligations and long-term debt                      (227)            (5,605)
  Early extinguishment of debt                                                                  -            (20,200)
  Outstanding checks, net                                                                   2,101                289
  Proceeds from mortgage payable                                                              775                  -
  Advances on lines of credit                                                             124,732            218,573
  Repayment on lines of credit                                                           (118,166)          (162,080)
        Net cash provided by financing activities                                           9,465             31,182

Net decrease in cash and cash equivalents                                                  (2,816)            (4,017)
Cash and cash equivalents at beginning of period                                            2,816              4,017
Cash and cash equivalents at end of period                                              $       -          $       -

The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTMART, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Description of Business

        Sportmart, Inc. and Subsidiary (the "Company") operates in one business segment which is the retail sporting goods business. As of December 3, 1997, the Company operated 59 superstores located in the United States. The eleven Canadian locations in the process of liquidation as of February 2, 1997 have all been closed as of December 3, 1997.

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

     Principles of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of Sportmart, Inc. and Subsidiary as of November 2, 1997 and the consolidated results of its operations and its cash flows for the thirteen week and thirty-nine week periods ended November 2, 1997 and October 27, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of a full year's operations.

        These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended February 2, 1997 included in the Company's Form 10-K.

     Net Loss Per Share

        Net loss per share is based on 12,890,670 and 12,835,137 weighted average common shares outstanding for the thirteen weeks ended November 2, 1997 and October 27, 1996, respectively. Net loss per share is based on 12,883,320 and 12,823,434 weighted average common shares outstanding for the thirty-nine weeks ended November 2, 1997 and October 27, 1996.

3.   Non-Recurring Items

     During the fourth quarter of fiscal 1996, the Company recorded a non-recurring pre-tax charge of $33.2 million. The majority of the charge was related to costs associated with exiting the Canadian market including unamortized portions of nonrecoverable capital improvements ($12.5 million), lease buy-out costs ($11.9 million), inventory write-down costs ($5.7 million), severance ($850,000) and miscellaneous costs ($2.2
million).   Additionally, the Company has reserves for store closings
relating to previous store closings including Wheeling and River North.
As of November 2, 1997, the total reserve is approximately $6.2 million consisting primarily of the remaining lease buy-out and miscellaneous costs. In total, the Company believes the remaining reserves for these non-recurring charges continue to be appropriate.

 4.  Extraordinary Item

     During the third quarter of fiscal 1996, the Company incurred an extraordinary charge of approximately $462,000, net of income taxes, as a result of the termination of a previous revolving credit facility and the loans from Allstate.

 5.  Pending Plan of Merger

     The Company entered into an Agreement and Plan of Merger, dated as of September 28, 1997 and amended and restated as of December 2, 1997, with Gart Sports Company. Privately held Gart Sports (Gart) is the holding company for Gart Bros. Sporting Goods Co., a 63-store, Denver-based sporting goods retailer. Under the agreement, Sportmart will be merged into Gart. Based on the agreement's conversion ratio, stockholders of Gart (pre-merger) will hold approximately 72.5% of the combined company, while Sportmart stockholders will hold approximately 27.5% of the outstanding shares of the combined company. Leonard Green & Partners, an affiliate of the majority shareholder of Gart, will control approximately 60% of the outstanding shares of the combined company. The Agreement and Plan of Merger requires the Company to maintain minimum net worth and total liabilities prior to closing. The Merger Agreement is subject to Sportmart stockholder approval and a majority of Sportmart stockholders have agreed to vote in favor of the Merger Agreement. A special meeting of stockholders to approve the merger is expected to occur in January 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales and the number of stores open at the end of each period:

                                             November 2,   October 27,      November 2,       October 27,
                                               1997          1996             1997              1996
Income statement data:
   Net sales                                  100.0 %        100.0%          100.0%            100.0%
   Cost of sales, including buying,
       distribution and occupancy              80.0           77.9            77.7              76.6
   Gross profit                                20.0           22.1            22.3              23.4
   Operating expenses:
       Store expenses                          19.8           19.3            17.3              17.1
       General and administrative expenses      5.0            4.2             4.4               3.8
       Store pre-opening expenses                 -             .4               -                .2
   Operating (loss) income                     (4.8)          (1.8)             .6               2.3
       Interest expense, net                   (2.2)          (1.9)           (1.7)             (1.6)
       Other  income                             .1             .5               -                 -
       (Loss) income before income taxes       (6.9)          (3.2)           (1.1)               .7
       Income tax benefit (provision)           2.8            1.3              .4               (.3)
       (Loss) income before extraordinary item (4.1)%         (1.9)%           (.7)%              .4%

       Number of stores at  end of period        59            70

Thirteen Weeks Ended November 2, 1997 Compared to Thirteen Weeks Ended October 27, 1996

Net sales decreased from $111.7 million in the thirteen weeks ended October 27, 1996 to $89.3 million in the thirteen weeks ended November 2, 1997. The net sales decrease was primarily attributable to the Company's decision to exit the Canadian market at the end of fiscal 1996 coupled with comparable store sales decreases.

Net sales in comparable stores decreased 10.5% during the thirteen weeks ended November 2, 1997. Management believes that comparable stores sales have been negatively effected by the continuing impact of competition and the soft sales of fitness, women's athletic and court shoes, in-line skates, and outdoor categories. Nevertheless, the Company realized sales increases in men's outerwear, cleated shoes, athletic socks and accessories, youth clothing, and golf.

Gross profit after buying, distribution, and occupancy costs decreased $6.8 million during the thirteen week period ended November 2, 1997, to $17.9 million, a 27.5% decrease, primarily due to lower sales volume. Gross profit, as a percentage of net sales, decreased 2.1% due to higher actual merchandise cost of sales coupled with accruing a higher shrinkage reserve based on last year's full year results. In addition, occupancy costs caused the gross profit percentage to decrease due to the lower sales volume.

Store expenses decreased from $21.5 million in the thirteen week period ended October 27, 1996, to $17.7 million in the thirteen week period ended November 2, 1997, a 17.7% decrease. This decrease was primarily due to the closure of the eleven Canadian locations coupled with expense savings in store payroll. As a percentage of net sales, store expenses increased from 19.3% in the thirteen week period ended October 27, 1996, to 19.8% in the thirteen week period ended November 2, 1997, primarily due to the lower sales volume.

General and administrative expenses decreased slightly from $4.7 million in the thirteen weeks ended October 27, 1996, to $4.5 million in the thirteen weeks ended November 2, 1997, a 4.3% decrease. As a percentage of net sales, general and administrative expenses increased from 4.2% in the thirteen week period ended October 27, 1996, to 5.0% in the thirteen weeks ended November 2, 1997, primarily due to the lower sales volume.

Net interest expense decreased slightly from $2.1 million in the thirteen week period ended October 27, 1996, to $2.0 million in the thirteen week period ended November 2, 1997. Net interest expense as a percentage of net sales increased from 1.9% for the thirteen week period ended October 27, 1996, to 2.2% for the thirteen week period ended November 2, 1997. This increase is primarily due to the lower sales volume.

For the thirteen week periods ended November 2, 1997, and October 27, 1996, the statements of operations reflect a provision for federal, state, and provincial income taxes based on the Company's expected annual tax rates.

Thirty-nine Weeks Ended November 2, 1997 Compared to Thirty-nine Weeks Ended October 29, 1996

Net sales decreased from $373.9 million in the thirty-nine weeks ended October 27, 1996 to $318.5 million in the thirty-nine weeks ended November 2, 1997. The net sales decrease was primarily attributable to the Company's decision to exit the Canadian market at the end of fiscal 1996 coupled with the overall comparable store sales decreases.

Net sales in comparable stores decreased 5.7% during the thirty-nine weeks ended November 2, 1997 as compared to the thirty-nine week period ended October 27, 1996. Management believes that comparable stores sales have been negatively effected by the continued impact of competition and the re-positioning of the Company into businesses that historically have generated higher gross margins. The Company realized sales increases during the thirty-nine weeks ended November 2, 1997 in cleated footwear, athletic socks and accessories, womens fitness, men's and women's sportswear, men's active sportswear and golf. The apparel categories previously noted represent areas where the Company has expanded its offerings of higher margin private branded merchandise as part of its strategic re-positioning. Nevertheless, the comparable store sales performance was negatively impacted by soft sales of abdominal exercisers, in-line skates and outdoor categories during the thirty-nine week period.

Gross profit after buying, distribution, and occupancy costs decreased $16.4 million during the thirty-nine week period ended October 27, 1996, to $70.9 million, an 18.8% decrease, primarily due to lower sales volume. Gross profit, as a percentage of net sales, decreased 1.1% due primarily to accruing a higher shrinkage reserve based on last year's full year results. In addition, distribution and occupancy costs caused the gross profit percentage to decrease due to the lower sales volume.

Store expenses decreased from $63.9 million in the thirty-nine week period ended October 27, 1996, to $55.1 million in the thirty-nine week period ended November 2, 1997, a 13.8% decrease. This decrease was primarily due to the closure of the eleven Canadian locations. As a percentage of net sales, store expenses increased slightly from 17.1% in the thirty-nine week period ended October 27, 1996, to 17.3% in the thirty-nine week period ended November 2, 1997.

General and administrative expenses decreased slightly from $14.2 million in the thirty-nine week period ended October 27, 1996, to $13.9 million in the thirty-nine week period ended November 2, 1997, a 2.1% decrease.
As a percentage of net sales, general and administrative expenses increased from 3.8% in the thirty-nine week period ended October 27, 1996, to 4.4% in the thirty-nine week period ended November 2, 1997, primarily due to the lower sales volume.

Net interest expense decreased from $6.0 million in the thirty-nine week period ended October 27, 1996, to $5.4 million in the thirty-nine week period ended November 2, 1997. The decrease in net interest expense is due to the lower average debt levels during fiscal 1997. Net interest expense, as a percentage of net sales, increased slightly from 1.6% in the thirty-nine week period ended October 27, 1996, to 1.7% in the thirty-nine week period ended November 2, 1997.

For the thirty-nine week periods ended November 27, 1997 and October 27, 1996, the statements of operations reflect a provision for federal, state, and provincial income taxes based on the Company's expected annual tax rates.

Liquidity and Capital Resources

As of November 2, 1997, the Company had working capital of $12.2 million compared to $9.2 million at February 2, 1997.

Net cash used in operating activities was $9.5 million for the thirty-nine weeks ended November 2, 1997, versus $22.1 million for the thirty-nine weeks ended October 27, 1996. The $12.6 million decrease in cash used in operating activities is primarily due to the decrease in inventory as a result of exiting the Canadian market . Also, the Company collected an income tax refund during the first thirty-nine weeks of fiscal 1997. Partially offsetting these items were payments of accrued expenses related to the closure of Canada during the first thirty-nine weeks of fiscal 1997.

Net cash used in investing activities decreased from $13.1 million for the thirty-nine weeks ended October 27, 1996, to $2.8 million for the thirty-nine weeks ended November 2, 1997. The $10.3 million decrease in cash used in investing activities is primarily due to lower capital expenditures.

Net cash provided by financing activities was $9.4 million for the thirty-nine weeks ended November 2, 1997, versus $31.2 million for the thirty-nine weeks ended October 27, 1996. The $31.2 million net cash provided by financing activities for the thirty-nine week period ended October 27, 1996 was due to $56.5 million net advances on the line of credit net of $20.2 million payment on the early extinguishment of debt and $5.6 million principal payments under capital lease obligations and long-term debt. The $9.5 million net cash provided by financing activities for the thirty-nine weeks ended November 2, 1997 was primarily due to $6.6 million net advances on the line of credit.

The Company has available a $135.0 million revolving credit agreement with a syndicate of banks. This revolving line of credit funds both seasonal and general capital requirements. In order to comply with Emerging Issues Task Force Issue No. 95-22 regarding classification of certain debt instruments, the borrowings under this revolving line of credit have been classified as current liabilities. However, based on the terms of the agreement and the Company's business plan, the Company believes the amount outstanding under the revolving line of credit will be due and payable in September 2001 subject to any prior refinancing by Gart following the merger. This revolving line of credit requires the maintenance of minimum net worth and a maximum debt to inventory ratio. As of November 2, 1997, the Company was in compliance with all covenants of this agreement. In June and September of fiscal 1997, the Company amended this credit agreement to lower the minimum net worth requirement and increase availability in order to provide the Company with greater operating flexibility. As of December 3, 1997, approximately $101.9 million in cash borrowings and $4.9 million in letters of credit (to support imported merchandise and certain real estate transactions) were outstanding under this line of credit.

The Company's primary on-going cash requirements for fiscal 1997 relate to capital expenditures relating to the improvement of existing operations. The Company does not plan to open any new stores during fiscal 1997. As of November 2, 1997, the Company has invested approximately $3.6 million in capital expenditures of which $2.7 million related to the renovation of existing stores and distribution centers and $.9 million related to upgrades in the Company's management information systems. In addition, the Company plans to invest, during the remainder of fiscal 1997, $2.5 million to renovate existing stores and distribution centers and to upgrade the Company's management information systems. The Company expects to be able to fund its working capital requirements with a combination of anticipated cash flows from operations, bank borrowings and normal trade credit agreements.

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

In order to reduce its exposure to fluctuations in interest rates, the Company entered into interest rate cap agreements for a notional amount totaling $50.0 million during fiscal 1997. In April 1997, the Company entered into an interest rate cap on $25.0 million of its revolving line of credit which expires in one year and places a ceiling on LIBOR at 6.0%. In July 1997, the Company entered into a second interest rate cap for $25.0 million of its revolving line of credit which expires in two years and places a ceiling on LIBOR at 6.0%.

During the course of operating in Canada, the Company entered into foreign currency contracts to hedge intercompany loans and other commitments in currencies other than its Canadian subsidiary's functional currency. During the course of closing down operations in Canada, the Company has continued to enter into such contracts. Realized and unrealized gains and losses arising from these foreign currency contracts are recognized in income as offsets to gains and losses resulting from the underlying hedged transaction. As of November 2, 1997, the Company had approximately $1.4 million of open foreign currency contracts with various settlement dates prior to January 1998.

Seasonality and Inflation

The second and fourth fiscal quarters, which respectively include Father's Day and Christmas, have historically contributed the greatest volume of net sales and income before taxes to the Company. For fiscal years 1996 and 1995, the second and fourth fiscal quarters combined accounted for approximately 56% and 58%, respectively, of the Company's fiscal year net sales. In both fiscal 1996 and 1995, the fourth fiscal quarter was significantly impacted by non-recurring charges and, in addition, the fourth quarter of fiscal 1995 was impacted by discontinued operations; however, typically, the second and fourth quarters account for substantially all of the Company's income before taxes. In contrast, the Company has consistently experienced net losses in the third quarter. Inventory levels, which gradually increase beginning in February, generally reach their peak in November and then fall to their lowest level following the December holiday season. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine weeks ended
November 2, 1997.

Private Securities Litigation Reform Act of 1995

The statements which are not contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties. The risks and uncertainties contained in the Quarterly Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally, and retail and sporting goods business conditions specifically, the impact of competition, development of private brand products, customer acceptance of the Four Worlds concept, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the adequacy of reserves for discontinued operations, the ability to settle lease obligations for closed stores, the effect of the Company's accounting policies, weather conditions, and other risks detailed in the Company's Securities and Exchange Commission filings. The words "believes", "anticipates", "estimates", "expects", and words of similar import used in this Quarterly Report as they relate to the Company or its Management are generally

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits.

               Exhibit 2.1    -  Amended and Restated Stockholder
                                 Agreement
               Exhibit 10.57  -  Fifth Amendment to Credit Agreement
                                 between Registrant and BT Commerical
                                 Corporation
               Exhibit 10.58  -  Amended and Restated Agreement of Plan
                                 of Merger
               Exhibit 11     -  Statement regarding computation of
                                 earnings per share
               Exhibit 27     -  Financial Data Schedule

          B.   Reports on Form 8-K.
               Report on Form 8-K dated September 29, 1997 (Press Release)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPORTMART, INC.

Date: December 12, 1997          By: /S/ ANDREW S. HOCHBERG
                                     Andrew S. Hochberg,
                                     Chief Executive Officer


Date: December 12, 1997          By: /S/ THOMAS T. HENDRICKSON
                                     Thomas T. Hendrickson,
                                     Executive Vice President and
                                     Chief Financial Officer